Form 10-Q
period 1995-03-31
CHAMPION HEALTHCARE CORP /TX/
filed 1995-05-15
CIK 721601

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                        FOR QUARTER ENDED MARCH 31, 1995

                         COMMISSION FILE NUMBER 0-11851


                         CHAMPION HEALTHCARE CORPORATION
- --------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


           DELAWARE                                             59-2283872
- -------------------------------                           ----------------------
(STATE OR OTHER JURISDICTION OF                              (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                           IDENTIFICATION NUMBER)



          14340 TORREY CHASE, SUITE 320, HOUSTON, TEXAS               77014
- -------------------------------------------------------------     --------------
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)               ZIP CODE


                                 (713) 583-5491
- --------------------------------------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)




Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

                                  Yes   X   No
                                      -----    -----

Common stock, par value $.01 per share: 4,243,975 shares outstanding as of May 12, l995.

                                      INDEX

                         CHAMPION HEALTHCARE CORPORATION

                                                                                  Page
                                                                                 Number
                                                                                 ------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                  Condensed consolidated balance sheet
                    as of March 31, 1995 (unaudited) and
                    December 31, 1994                                             2

                  Condensed consolidated statement of operations for
                    the three months ended March 31, 1995 and 1994 (unaudited)    3

                  Condensed consolidated statement of cash flows for the three months ended March 31, 1995 and 1994
                    (unaudited)                                                   4

                  Notes to condensed consolidated financial statements at
                    March 31, 1995 (unaudited)                                    5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                    8

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                        11

SIGNATURES                                                                       12

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHAMPION HEALTHCARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

                                                                    March 31,   December 31,
                                                                       1995         1994
                                                                    (UNAUDITED)
                                                                    ------------------------
                                                                     (Dollars in thousands)
ASSETS
Current assets:
  Cash and cash equivalents                                         $  39,068      $  48,821
  Restricted cash                                                       5,000          5,000
  Accounts receivable, less allowance for doubtful
      accounts of $9,926 and $9,111, respectively                      37,706         38,645
  Supplies inventory                                                    2,989          3,189
  Prepaid expenses and other current assets                             7,193          9,467
                                                                    ---------      ---------
                    Total current assets                               91,956        105,122

Property and equipment, less allowances for depreciation and amortization of $7,078 and  $5,340 at March 31, 1995 and
  December 31, 1994, respectively                                     129,961        124,247

Other assets                                                           22,098         19,145
                                                                    ---------      ---------

                    Total assets                                    $ 244,015      $ 248,514
                                                                    =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt and capital lease obligations   $   4,277      $   4,908
  Accounts payable                                                      9,163         14,425
  Other current liabilities                                            18,343         18,512
                                                                    ---------      ---------
                    Total current liabilities                          31,783         37,845

Long-term debt and capital lease obligations                          104,747        105,388
Other long-term liabilities                                            11,338         10,731
Minority interests                                                     21,680         20,423
Redeemable preferred stock                                             77,782         76,294
Common stock, $.01 par value:
    Authorized - 15,000,000 shares, 4,243,975 and 4,223,975
    shares issued and outstanding at March 31, 1995
    and December 31, 1994, respectively                                    42             42
Common stock subscribed, 100,000 shares                                    40             50
Common stock subscription receivable                                      (40)           (50)
Paid in capital                                                        14,673         15,998
Accumulated deficit                                                   (18,030)       (18,207)
                                                                    ---------      ---------

                    Total liabilities and stockholders' equity      $ 244,015      $ 248,514
                                                                    =========      =========


See notes to condensed consolidated financial statements.

CHAMPION HEALTHCARE CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                                                  Three Months Ended
                                                       March 31,
                                               1995                1994
                                            -----------------------------
                                            (Dollars in thousands, except
                                                   per share data)
  Net patient service revenue                $ 52,199            $ 23,399
  Other revenue                                 2,616               1,164
                                             --------            --------

         Net revenue                           54,815              24,563

Operating expenses:
  Salaries and benefits                        22,607               8,992
  Other operating and administrative           22,465               9,995
  Provision for bad debts                       3,093               1,879
  Interest                                      2,638               1,422
  Depreciation and amortization                 2,460                 723
                                             --------            --------

         Total expenses                        53,263              23,011
                                             --------            --------

         Operating income                       1,552               1,552

Minority interests                              1,257                --
                                             --------            --------
         Income before income taxes               295               1,552

Provision for income taxes                        118                  79
                                             --------            --------

         Net income                          $    177            $  1,473
                                             ========            ========


(Loss) income per common share:

         Primary (loss) income per share     $   (.31)           $    .21
                                             ========            ========


         Fully diluted income per share      $     --            $    .15
                                             ========            ========








See notes to condensed consolidated financial statements.

CHAMPION HEALTHCARE CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                                 Three Months Ended
                                                                                      March 31,
                                                                              1995                1994
                                                                            ---------           --------
                                                                                (Dollars in thousands)
Operating activities:
  Net income                                                                $     177           $  1,473
  Depreciation and amortization                                                 2,460                723
  Minority interests                                                            1,257               --
  Provision for bad debts                                                       3,093              1,879
  Decrease (increase) in current assets                                         2,292             (2,558)
  (Decrease) increase in liabilities                                           (4,476)             1,531
                                                                            ---------           --------
                  Net cash provided by operating activities                     4,803              3,048

Investing activities:

  Additions to property and equipment                                          (7,263)            (1,535)
  Investment in Dakota Partnership                                             (2,000)              --
  Investment in Salt Lake Regional Medical Center                              (3,000)              --
  Proceeds from sale of assets                                                  1,300               --
  Investment in note receivable                                                  (793)
  Other                                                                          (575)               227
                                                                            ---------           --------
                  Net cash used in investing activities                       (12,331)            (1,308)

Financing activities:

  Payments on debt and capital lease obligations                               (2,002)              --
  Other                                                                          (223)              (218)
                                                                            ---------           --------
                  Net cash used in financing activities                        (2,225)              (218)
                                                                            ---------           --------
                  (Decrease) increase in cash and cash equivalents             (9,753)             1,522

Cash and cash equivalents at beginning of period                               48,821             66,686
                                                                            ---------           --------
Cash and cash equivalents at end of period                                  $  39,068           $ 68,208
                                                                            =========           ========





See notes to condensed consolidated financial statements.

CHAMPION HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Company, all majority-owned subsidiaries and partnerships controlled by the Company either through majority ownership or through ownership and an operating agreement. All significant intercompany transactions and accounts have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial statements and in accordance with Rule 3-01 and 3-02 of Regulation S-X. Accordingly, these financial statements do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the periods presented have been reflected.

The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

These financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1994, included in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1994.

Net patient service revenue is presented based on established billing rates less allowances and discounts for patients covered by Medicare, Medicaid and other contractual programs. Payments received under these programs are generally less than the established billing rates of the Company's hospitals with the differences recorded as contractual allowances or discounts. Such allowances have been deducted from accounts receivable pending final audit and settlement. Provision for contractual allowances and discounts for the quarters ended March 31, 1995 and 1994 were $34,870,000 and $15,081,000, respectively.

The Company adopted Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115") on January 1, 1995. All investments accounted for under SFAS No. 115 are classified as available-for-sale, and accordingly, the implementation of this statement had no impact on net income.

The Company's business is seasonal in nature and subject to general economic conditions and other factors. Accordingly, operating results for the three month period ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995.

NOTE 2 -- MINORITY INTERESTS IN CONSOLIDATED PARTNERSHIPS

The Company, through a wholly-owned subsidiary, owns 50% of a partnership operated as Dakota Heartland Health System ("DHHS"), which is comprised of the 142 bed Heartland Medical Center and the 199 bed Dakota Hospital, both of which are general acute care hospitals located in Fargo, North Dakota. The Company manages the combined operations of the two facilities pursuant to an operating agreement with the partnership that, coupled with its rights under the partnership agreement, vests control of the partnership with the Company. Under the terms of the partnership agreement, the Company is entitled to 55% of the partnership's net income and distributable cash flow ("DCF") until such time as it has recovered on a cumulative basis an additional $10,000,000 of DCF. The Company is also obligated to advance funds to the partnership to cover any and all operating deficits. Accordingly, the Company consolidates the partnership for financial reporting purposes.

The Company, through a wholly-owned subsidiary, has an 88.3% general partnership interest in the limited partnership that owns Metropolitan Hospital, a 180-bed acute care hospital in Richmond, Virginia. The third-party ownership interests in the DHHS and Metropolitan partnerships has been reflected as "Minority interests" in the Company's Condensed Consolidated Balance Sheet and Condensed Consolidated Statement of Operations.

CHAMPION HEALTHCARE CORPORATION

NOTE 3 -- LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Long-term debt and capital lease obligations consisted of the following at March 31, 1995 and December 31, 1994 (dollars in thousands):

                                                              MARCH 31,       DECEMBER 31,
                                                                1995             1994
                                                              ---------        ---------
Term Loan                                                     $  18,000        $  18,500
11% Senior Subordinated Notes                                    62,905           62,703
Wilmington Savings Fund Society                                   9,533            9,766
Health Care REIT, Inc.                                           11,720           12,770
Other notes payable & capital lease obligations                   6,866            6,557
                                                              ---------        ---------
     Total debt and capital lease obligations                   109,024          110,296
Less current portion                                             (4,277)          (4,908)
                                                              ---------        ---------

     Total long-term debt and capital lease obligations       $ 104,747        $ 105,388
                                                              =========        =========

The Company is subject to various loans, notes and mortgages that contain restrictive covenants which include, among others, restrictions on additional indebtedness, the payment of dividends and other distributions, the repurchase of common stock and related securities under certain circumstances, and the requirement to maintain certain financial ratios. The Company was in compliance with or has obtained permanent waivers for all loan covenants to which it was subject at March 31, 1995.

NOTE 4 -- DISPOSITION OF ASSETS

In March 1995, the Company sold a closed hospital facility that had been acquired as part of its 1994 acquisition of Psychiatric Healthcare Corporation ("PHC"). Total proceeds from the sale were approximately $1,300,000. As part of the PHC acquisition, the Company had agreed to issue additional contingent consideration upon the sale of this facility; accordingly, the Company expects to issue additional preferred stock and notes with detachable warrants as required under the PHC purchase agreement.

NOTE 5 -- (LOSS) INCOME PER SHARE

Primary (loss) income per share is calculated by dividing income attributable to common stockholders (net income less preferred stock dividend requirements) by the weighted average number of common and common equivalent shares outstanding during each period, assuming the exercise of all stock options and warrants having an exercise price less than the average market price of the common stock using the treasury stock method. The fully diluted income per share computation for the quarter ended March 31, 1994, assumed the conversion of convertible preferred stock into 8,233,090 common shares, and that no preferred dividends on the preferred stock were provided (see Note 6). Fully diluted income per share is not presented for the quarter ended March 31, 1995 as the results are anti-dilutive.

The weighted average number of shares used in computing income per share are as follows:

                                  Three Months Ended
                                      March 31,
                                1995             1994
                             ----------------------------
         Primary             4,227,975        1,637,940
                             =========       ==========
         Fully Diluted             N/A       11,626,887
                                             ==========

CHAMPION HEALTHCARE CORPORATION

NOTE 6 -- CUMULATIVE CONVERTIBLE REDEEMABLE PREFERRED STOCK

At March 31, 1995, the Company had outstanding 10,408,286 shares of Series A - D Cumulative Convertible Redeemable Preferred Stock (collectively, "Preferred Stock") which was convertible into 9,920,427 shares of common stock. The Company is subject to certain credit agreements which restrict its right to pay cash dividends on its common stock and Preferred Stock. At March 31, 1995, the dividend arrearage on the Company's Preferred Stock was $8,327,000 and will increase as dividends accumulate.

NOTE 7 -- INCOME TAXES

The income tax provision recorded for the quarters ended March 31, 1995 and 1994 differ from the expected income tax provision due to permanent differences, the provision for state income taxes and the realization of net deferred tax assets.

NOTE 8 -- SUBSEQUENT EVENTS

a.)  Expansion of Bank Credit Facility

On April 6, 1995, the Company received a firm commitment to expand its senior bank credit facility from $50,000,000 to $100,000,000.

b.)  Acquisitions

On April 13, 1995, the Company completed its acquisition of Salt Lake Regional Medical Center ("SLRMC") from HealthTrust, Inc.-The Hospital Company ("HTI"). SLRMC is comprised of a 200 bed tertiary care hospital and five clinics and is located in Salt Lake City, Utah. The Company paid total cash consideration of approximately $56,248,000, which included approximately $11,248,000 for certain working capital components and reimbursement of certain capital expenditures. The Company funded the asset purchase from available cash and borrowings under its revolving credit agreement. SLRMC was formerly a not-for-profit hospital acquired by HTI in August 1994 and was sold pursuant to a consent decree and settlement agreement between HTI and the Federal Trade Commission. Consummation of the sale had been subject to approval by the Federal Trade Commission, which was received on April 7, 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Quarter Ended March 31, 1995 Compared to Quarter Ended March 31, 1994

The Company reported net income of $177,000 for the quarter ended March 31, 1995, compared to net income of $1,473,000 for the first quarter of 1994. On a per share basis, after deducting dividend requirements for preferred stockholders of $1,489,000 and $1,128,000 for the quarters ended March 31, 1995 and 1994, respectively, the Company reported a primary loss per share of $0.31 for the quarter ended March 31, 1995, compared to primary income per share of $0.21 for the first quarter of 1994. On a fully diluted basis, the Company reported net income per share of $0.15 in the first quarter of 1994. Such calculation was anti-dilutive for the quarter ended March 31, 1995.

Net income for the quarter ended March 31, 1995, included a deduction of $1,257,000 for minority interests, of which approximately $1,209,000 was attributable to third-party ownership interest in the DHHS partnership. The Company, through a wholly-owned subsidiary, owns 50% of the DHHS partnership and operates the partnership pursuant to an operating agreement that, coupled with its rights under the partnership agreement, vests control of the partnership with the Company. Under the terms of the operating agreement, the Company is entitled to 55% of the partnership's net income and distributable cash flow ("DCF") until such time as it has recovered on a cumulative basis an additional $10,000,000 of DCF. The Company consolidates the partnership for financial reporting purposes.

Operating income was $1,552,000 for the quarters ended March 31, 1995 and 1994.

The Company's net revenue was $54,815,000 for the quarter ended March 31, 1995, compared to $24,563,000 for same period in 1994, an increase of $30,252,000 or 123.2%. This increase was due primarily to the Company's acquisition and investment activity in the fourth quarter of 1994, during which the Company acquired four hospitals and one skilled nursing home and entered into the DHHS partnership (collectively, the "1994 Acquisitions").

On a same hospital basis, net revenue decreased by approximately $1,755,000, or 7.3% for the quarter ended March 31, 1995, as compared to the prior year. This decrease occurred primarily at one facility and was due, in part, to the elimination of a psychiatric program that had contributed approximately 16.5% of that facility's patient days in the comparable 1994 period, and due to continuing capacity constraints experienced at this facility as a result of its consolidation with another Company owned hospital in the same market. The Company expects to complete the construction of an ambulatory care center at this facility in the third quarter of 1995, which will alleviate the aforementioned constraints; however, the Company can give no assurance that the decline in outpatient surgeries experienced over the last year will abate as a result of this addition.

Net revenue for the quarters ended March 31, 1995 and 1994 included approximately $560,000 and $445,000, respectively, in interest income earned on cash balances.

The Company's operations are labor intensive with salaries and benefits comprising the single largest item in operating expenses. Salaries and benefits increased 151.4% to $22,607,000 for the quarter ended March 31, 1995, compared to $8,992,000 for the first quarter of 1994, primarily as a result of the Company's 1994 Acquisitions. As a percent of net revenue, salaries and benefits were 41.2% and 36.6% for the quarters ended March 31, 1995 and 1994, respectively. This trend is consistent with the Company's strategy of acquiring hospitals that have attractive market share and profit potential, but which may be underperforming due to a lack of capital or management resources. In many instances, these hospitals incur labor and other operating costs in excess of what the Company believes is necessary for the efficient operation of the facility. The Company attempts to reduce these costs over time by implementing various operating efficiencies and cost cutting strategies. However, the Company can give no assurance that its efforts will ultimately result in significant cost reductions at these facilities.

On a same hospital basis, salaries and benefits as a percent of net revenue increased to 38.0% for the quarter ended March 31, 1995, compared to 35.6% in 1994, primarily as a result of a decline in utilization rates at one of the

Company's facilities that was not sufficiently offset by a corresponding reduction in staff levels. The Company has implemented a program to reduce salary costs at this facility and believes that such program will improve the Company's ability to manage variable costs at this facility in response to future fluctuations in utilization rates. Excluding this facility, salary and benefits were 36.7% and 36.2% of net revenue for the quarters ended March 31, 1995 and 1994, respectively.

The major components of other operating expenses were professional fees, taxes (other than income), insurance, utilities and other services. Other operating and supply expenses increased by 124.8% to $22,465,000 for the quarter ended March 31, 1995, compared to $9,995,000 in 1994, once again as a result of the Company's 1994 Acquisitions. As a percent of net revenue, other operating and supply expenses were 41.0% for the first quarter of 1995 compared to 40.7% in 1994.

Provision for bad debts was $3,093,000 for the quarter ended March 31, 1995, or 5.9% of net patient service revenue, compared to $1,879,000, or 8.0% in 1994. The decline in provision for bad debts as a percentage of net patient revenue was due principally to the Company's efforts to improve collections at its facilities.

Depreciation and amortization expense was $2,460,000 in 1995 compared to $723,000 in 1994, an increase of $1,737,000 or 240.2%. This increase is due primarily to the Company's 1994 Acquisitions as well as the Company's ongoing capital improvement programs at its existing hospitals.

Interest expense increased to $2,638,000 in the first quarter of 1995 compared to $1,422,000 for the comparable period in 1994, due principally to the Company's issuance of $19,133,000 of 11% Senior Subordinated Notes effective December 30, 1994, as well as interest expense associated with debt assumed and/or issued in connection with the 1994 Acquisitions. Interest expense also increased due to an increase in the interest rate under which the Company calculates its interest payments under its term loan (approximately 9.12% and 6.56% for the quarters ended March 31, 1995 and 1994, respectively.)

The Company capitalized interest costs of approximately $259,000 for the quarter ended March 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1995, the Company had cash and cash equivalents of $39,068,000. The Company also had available $30,000,000 under its senior secured bank facility.

The Company generated approximately $4,803,000 in cash from operations for the quarter ended March 31, 1995. Cash flow from operations have not contributed significantly to the Company's liquidity in the past, due principally to its strategy of acquiring underperforming hospitals. The Company seeks to improve cash flows at its acquired facilities through the implementation of improved operating efficiencies over time. However, there can be no assurance that the Company's efforts will be successful, nor can it give any assurance that these improvements, if achieved, will result in increased cash flows from operations.

For the three months ended March 31, 1995, the Company expended approximately $7,263,000 for net capital expenditures, which included approximately $4,254,000 in expenditures related to the hospital and medical building under construction in Midland, Texas and approximately $1,966,000 related to the construction of an ambulatory care center at the Company's Baytown, Texas facility. Also for the quarter ended March 31, 1995, the Company expended approximately $2,002,000 for principal payments on long-term debt and capitalized lease obligations, $850,000 of which was related to debt reduction concurrent with the sale of the closed PHC facility.

The Company anticipates that existing capital sources and internally generated cash flows will be sufficient to fund capital expenditures, debt service and working capital requirements through the foreseeable future. The Company intends to acquire additional acute care and specialty facilities and is actively pursuing several of such acquisitions. However, depending upon the individual circumstances, the Company will likely require additional debt or equity financing as it pursues its acquisition strategy.

On April 6, 1995, the Company received a firm commitment to expand its senior bank credit facility from $50,000,000 to $100,000,000.

On April 13, 1995, the Company completed its acquisition of Salt Lake Regional Medical Center ("SLRMC") from HealthTrust, Inc.-The Hospital Company ("HTI"). SLRMC is comprised of a 200 bed tertiary care hospital and five clinics and is located in Salt Lake City, Utah. The Company paid total cash consideration of approximately $56,248,000, which included approximately $11,248,000 for certain working capital components and reimbursement of certain capital expenditures. The Company funded the asset purchase from available cash and borrowings under its revolving credit agreement. SLRMC was formerly a not-for-profit hospital acquired by HTI in August 1994 and was sold pursuant to a consent decree and settlement agreement between HTI and the Federal Trade Commission. Consummation of the sale had been subject to approval by the Federal Trade Commission, which was received on April 7, 1995.

The Company is subject to various loans, notes and mortgages that contain restrictive covenants which include, among others, restrictions on additional indebtedness, the payment of dividends and other distributions, the repurchase of common stock and related securities under certain circumstances, and the requirement to maintain certain financial ratios. The Company was in compliance with or has received permanent waivers for all loan covenants to which it was subject as of March 31, 1995.

The Company is subject to certain credit agreements that restrict its right to pay cash dividends on its common stock and Series A - D Preferred Stock (collectively, "Preferred Stock"). Furthermore, the Company can not pay cash dividends on its common stock until dividends on the Preferred Stock have been paid in full. At March 31, 1995, the dividend arrearage on the Company's Preferred Stock was $8,327,000 and will increase as dividends accumulate.

At March 31, 1995, 10,408,286 shares of Preferred Stock were redeemable and convertible into 9,920,427 shares of common stock. Additionally, at March 31, 1995, the Company had outstanding 2,298,022 warrants to purchase 2,683,894 shares of Common Stock.

INFLATION

The health care industry is labor intensive. Wages and other expenses are subject to rapid escalation, especially during periods of inflation and when shortages occur in the marketplace. In addition, suppliers attempt to pass along increases in their costs by charging the Company higher prices. In general, the Company's revenue increases through price increases or changes in reimbursement levels have not kept up with cost increases. In light of cost containment measures imposed by government agencies, private insurance companies and managed-care plans, the Company is likely to experience continued pressure on operating margins in the future.

RECENT PRONOUNCEMENTS

The Company adopted Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115") on January 1, 1995. All investments accounted for under SFAS No. 115 are classified as available-for-sale, and accordingly, the implementation of this statement had no impact on net income.

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 ("SFAS 121"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS 121, which is effective for fiscal years beginning after December 15, 1995, requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company will adopt SFAS 121 at the beginning of 1996. It is anticipated that the impact of adopting this statement will not have a material effect on the financial statements.

PART II.    OTHER INFORMATION

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

(a)            Exhibits

               11 Statement Re:  Computation of Per Share Earnings

(b)            Reports on Form 8-K

               During the quarter for which this report on Form 10-Q is filed, the Company filed one report on Form 8-K dated January 25, 1995, which reported under "Item 5. Other Events" that the Company had entered into an Asset Purchase Agreement with HealthTrust, Inc.-The Hospital Company to acquire substantially all of the assets of Salt Lake Regional Medical Center, a 200 licensed bed tertiary care hospital located in Salt Lake City, Utah, as well as certain related assets.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Champion Healthcare Corporation
                                       -----------------------------------------
                                                     (Registrant)

Date:  May 12, 1995                By: /s/ James G. VanDevender
                                       -----------------------------------------
                                       James G. VanDevender
                                       Executive Vice President, Chief Financial
                                       Officer and Director

                              INDEX TO EXHIBITS

Exhibits

11    Statement Re:  Computation of Per Share Earnings

27    Financial Data Schedule