Form 10-Q/A
period 1995-03-31
CHAMPION HEALTHCARE CORP /TX/
filed 1995-06-23
CIK 721601

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                         FORM 10-Q/A AMENDMENT NO. 1

                      AMENDMENT TO APPLICATION OR REPORT

                   FILED PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


                        FOR QUARTER ENDED MARCH 31, 1995

                         COMMISSION FILE NUMBER 0-11851


                        CHAMPION HEALTHCARE CORPORATION
- --------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                               AMENDMENT NO. 1

THE REGISTRANT HEREBY AMENDS THE INFORMATION SET FORTH UNDER ITEMS 1, 2 AND 6 ON ITS FORM 10-Q DATED MAY 12, 1995, IN THEIR ENTIRETY.

             DELAWARE                                59-2283872
- -------------------------------------    -------------------------------------
  (State or other jurisdiction of                 (I.R.S. Employer
   incorporation or organization)              Identification Number)


   14340 Torrey Chase, Suite 320, Houston, Texas                77014
- ----------------------------------------------------     ---------------------
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

                               Yes [X]   No ___



Common stock, par value $.01 per share: 4,243,975 shares outstanding as of May 12, 1995.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                         Champion Healthcare Corporation
                                  ---------------------------------------------
                                                  (Registrant)




Date:  June 22, 1995              By:  /s/ James G. VanDevender
                                      -----------------------------------------
                                      James G. VanDevender
                                      Executive Vice President, Chief Financial
                                      Officer and Director

                                    INDEX

                       CHAMPION HEALTHCARE CORPORATION

                                                                           Page
                                                                          Number
                                                                          ------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

            Condensed consolidated balance sheet
              as of March 31, 1995 (unaudited) and                           3
              December 31, 1994

            Condensed consolidated statement of operations for
              the three months ended March 31, 1995 and 1994 (unaudited)     4

            Condensed consolidated statement of cash flows for
              the three months ended March 31, 1995 and 1994
              (unaudited)                                                    5

            Notes to condensed consolidated financial statements at
              March 31, 1995 (unaudited)                                     6

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                               10

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                   14

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHAMPION HEALTHCARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET


                                                                      March 31,           December 31,
                                                                        1995                 1994
                                                                    (UNAUDITED)
                                                                    -----------           ------------
                                                                         (Dollars in thousands)
 ASSETS
 Current assets:
   Cash and cash equivalents                                         $ 32,908              $ 48,424
   Restricted cash                                                      5,000                 5,000
   Accounts receivable, less allowance for doubtful
      accounts of $4,650 and $4,959, respectively                      17,003                17,115
   Supplies inventory                                                   1,945                 1,942
   Prepaid expenses and other current assets                            5,943                 4,899
                                                                     --------              --------
                     Total current assets                              62,799                77,380

 Property and equipment, less allowances for depreciation and amortization of $6,151 and  $5,340 at March 31, 1995 and
   December 31, 1994, respectively                                     88,353                81,913

 Investment in DHHS                                                    41,653                40,079
 Other assets                                                          20,034                17,181
                                                                     --------              --------
                     Total assets                                    $212,839              $216,553
                                                                     ========              ========

 LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
   Current portion of long-term debt and capital lease obligations   $  4,152              $  4,781
   Accounts payable                                                     6,341                10,637
   Other current liabilities                                           11,534                10,687
                                                                     --------              --------
                     Total current liabilities                         22,027                26,105

 Long-term debt and capital lease obligations                         104,655               105,284
 Other long-term liabilities                                           11,689                11,037
 Redeemable preferred stock                                            77,918                76,294
 Common stock, $.01 par value:
     Authorized - 15,000,000 shares, 4,243,975 and 4,223,975
     shares issued and outstanding at March 31, 1995
     and December 31, 1994, respectively                                   42                    42
 Common stock subscribed, 100,000 shares                                   40                    50
 Common stock subscription receivable                                     (40)                  (50)
 Paid in capital                                                       14,538                15,998
 Accumulated deficit                                                  (18,030)              (18,207)
                                                                     --------              --------
                     Total liabilities and stockholders' equity      $212,839              $216,553
                                                                     ========              ========



See notes to condensed consolidated financial statements.

CHAMPION HEALTHCARE CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                                                               Three Months Ended
                                                                   March 31,
                                                             1995              1994
                                                     -------------------------------------
                                                       (Dollars in thousands, except per
                                                                 share data)
  Net patient service revenue                              $ 27,625          $ 23,399
  Other revenue                                               1,102             1,164
                                                           --------          --------
            Net revenue                                      28,727            24,563

Operating expenses:
  Salaries and benefits                                      12,762             8,992
  Other operating and administrative                         10,913             9,995
  Provision for bad debts                                     2,073             1,879
  Interest                                                    2,630             1,422
  Depreciation and amortization                               1,532               723
  Equity in earnings of DHHS                                 (1,478)               --
                                                           --------          --------
            Total expenses                                   28,432            23,011
                                                           --------          --------
            Income before income taxes                          295             1,552

Provision for income taxes                                      118                79
                                                           --------          --------
            Net income                                     $    177          $  1,473
                                                           ========          ========

(Loss) income per common share:

            Primary (loss) income per share                $   (.31)         $    .21
                                                           ========          ========

            Fully diluted income per share                 $     --          $    .15
                                                           ========          ========




See notes to condensed consolidated financial statements.

CHAMPION HEALTHCARE CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                      Three Months Ended
                                                                           March 31,
                                                                   1995                1994
                                                                 ----------------------------
                                                                    (Dollars in thousands)
Operating activities:
  Net income                                                     $    177            $  1,473
  Equity in earnings of DHHS                                       (1,478)                 --
  Depreciation and amortization                                     1,532                 723
  Provision for bad debts                                           2,073               1,879
  Increase in current assets                                       (1,008)             (2,558)
  (Decrease) increase in liabilities                               (2,459)              1,531
                                                                 --------            --------

        Net cash (used in) provided by operating  activities       (1,163)              3,048
                                                                 --------            --------

Investing activities:
  Additions to property and equipment                              (7,060)             (1,535)
  Investment in Dakota Partnership                                 (2,000)                 --
  Investment in Salt Lake Regional Medical Center                  (3,000)                 --
  Proceeds from sale of assets                                      1,300                  --
  Investment in note receivable                                      (793)
  Other                                                              (576)                227
                                                                 --------            --------

        Net cash used in investing activities                     (12,129)             (1,308)
                                                                 --------            --------
Financing activities:
  Payments on debt and capital lease obligations                   (1,989)                 --
  Other                                                              (235)               (218)
                                                                 --------            --------

        Net cash used in financing activities                      (2,224)               (218)
                                                                 --------            --------

        (Decrease) increase in cash and cash equivalents          (15,516)              1,522

Cash and cash equivalents at beginning of period                   48,424              66,686
                                                                 --------            --------

Cash and cash equivalents at end of period                       $ 32,908            $ 68,208
                                                                 ========            ========





See notes to condensed consolidated financial statements.

CHAMPION HEALTHCARE CORPORATION

NOTE 1 -- RESTATEMENT OF FINANCIAL STATEMENTS

The Company and the staff of the Securities and Exchange Commission ("SEC") have had discussions with respect to the accounting method used to account for the Company's investment in Dakota Heartland Health System ("DHHS"), a 50% owned partnership, which began operations on December 31, 1994. As a result of those discussions, the SEC has requested that the Company account for its investment in DHHS using the equity method. Previously, based on the Company's interpretation of the applicable facts, and with the support of the Company's independent accountants and outside counsel, the Company included the separate financial statements of DHHS in its condensed consolidated financial statements. Accordingly, the Company's condensed consolidated financial statements for the quarter ended March 31, 1995, have been restated to reflect the Company's accounting for its investment in DHHS using the equity method.

NOTE 2  -- BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Company and all wholly-owned and majority-owned subsidiaries and partnerships. All significant intercompany transactions and accounts have been eliminated in consolidation.

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

Net patient service revenue is presented based on established billing rates less allowances and discounts for patients covered by Medicare, Medicaid and other contractual programs. Payments received under these programs are generally less than the established billing rates of the Company's hospitals with the differences recorded as contractual allowances or discounts. Such allowances have been deducted from accounts receivable pending final audit and settlement. Provision for contractual allowances and discounts for the quarters ended March 31, 1995 and 1994 were $24,996,000 and $15,081,000, respectively.

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

NOTE 3 -- SUMMARIZED FINANCIAL INFORMATION OF EQUITY AFFILIATE

The Company, through a wholly-owned subsidiary, owns 50% of a partnership operated as Dakota Heartland Health System. DHHS owns and operates two general acute care hospitals with a total of 341 beds in Fargo, North Dakota, and the Company manages the combined operations of the two facilities pursuant to an operating agreement with

CHAMPION HEALTHCARE CORPORATION

NOTE 3 -- SUMMARIZED FINANCIAL INFORMATION OF EQUITY AFFILIATE -- CONTINUED

the partnership. Under the terms of the partnership agreement, the Company is entitled to 55% of the partnership's net income and distributable cash flow ("DCF") until such time as it has recovered on a cumulative basis an additional $10,000,000 of DCF. The Company is also obligated to advance funds to the partnership to cover any and all operating deficits. The partnership began operations on December 31, 1994.

The Company accounts for its investment in DHHS under the equity method. The following table summarizes certain financial information of DHHS as of and for the quarter ended March 31, 1995 (dollars in thousands).

                 INCOME STATEMENT DATA
                   Net revenue                                  $ 26,088
                   Operating income                                3,623
                   Net income                                      2,687

                   Company's equity in the earnings of DHHS        1,478

                 BALANCE SHEET DATA
                   Current assets                               $ 29,157
                   Non-current assets                             43,673
                   Current liabilities                             9,758
                   Non-current liabilities                           228
                   Partners' capital                              62,844

NOTE 4 -- LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Long-term debt and capital lease obligations consisted of the following at March 31, 1995 and December 31, 1994 (dollars in thousands):

                                                                     MARCH 31,            DECEMBER 31,
                                                                       1995                  1994
                                                                     ---------            -----------
Term Loan                                                            $ 18,000              $ 18,500
11% Senior Subordinated Notes                                          62,905                62,703
Wilmington Savings Fund Society                                         9,533                 9,766
Health Care REIT, Inc.                                                 11,720                12,770
Other notes payable & capital lease obligations                         6,649                 6,326
                                                                     --------              --------
     Total debt and capital lease obligations                         108,807               110,065
Less current portion                                                   (4,152)               (4,781)
                                                                     --------              --------
     Total long-term debt and capital lease obligations              $104,655              $105,284
                                                                     ========              ========

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

CHAMPION HEALTHCARE CORPORATION

NOTE 5 -- DISPOSITION OF ASSETS

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

NOTE 6 -- (LOSS) INCOME PER SHARE

Primary (loss) income per share is calculated by dividing income attributable to common stockholders (net income less preferred stock dividend requirements) by the weighted average number of common and common equivalent shares outstanding during each period, assuming the exercise of all stock options and warrants having an exercise price less than the average market price of the common stock using the treasury stock method. The fully diluted income per share computation for the quarter ended March 31, 1994, assumed the conversion of convertible preferred stock into 8,233,090 common shares, and that no preferred dividends on the preferred stock were provided (see Note 7). Fully diluted income per share is not presented for the quarter ended March 31, 1995 as the results are anti-dilutive.

The weighted average number of shares used in computing income per share are as follows:

                                                   Three Months Ended
                                                        March 31,
                                              -----------------------------
                                                 1995               1994
                                              ---------          ----------
         Primary                              4,227,975           1,637,940
                                              =========          ==========
         Fully Diluted                           N/A             11,626,887
                                                                 ==========

NOTE 7 -- CUMULATIVE CONVERTIBLE REDEEMABLE PREFERRED STOCK

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

NOTE 8 -- INCOME TAXES

The income tax provision recorded for the quarters ended March 31, 1995 and 1994 differ from the expected income tax provision due to permanent differences, the provision for state income taxes and the realization of net deferred tax assets.

NOTE 9 -- SUBSEQUENT EVENTS

a.)  Expansion of Bank Credit Facility

On April 6, 1995, the Company received a firm commitment to expand its senior bank credit facility from $50,000,000 to $100,000,000.

CHAMPION HEALTHCARE CORPORATION
b.)  Acquisitions

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Quarter Ended March 31, 1995 Compared to Quarter Ended March 31, 1994

The Company reported net income of $177,000 for the quarter ended March 31, 1995, compared to net income of $1,473,000 for the first quarter of 1994. On a per share basis, after deducting non-cash dividend requirements for preferred stockholders of $1,489,000 and $1,128,000 for the quarters ended March 31, 1995 and 1994, respectively, the Company reported a primary loss per share of $0.31 for the quarter ended March 31, 1995, compared to primary income per share of $0.21 for the first quarter of 1994. On a fully diluted basis, the Company reported net income per share of $0.15 in the first quarter of 1994. Such calculation was anti-dilutive for the quarter ended March 31, 1995.

Net income for the quarter ended March 31, 1995, included approximately $1,478,000 attributable to the Company's equity in the earnings of DHHS.

The Company's net revenue was $28,727,000 for the quarter ended March 31, 1995, compared to $24,563,000 for same period in 1994, an increase of $4,164,000 or 17%. The Company's net revenue for the quarter ended
March 31, 1995 was impacted significantly by the Company's acquisition of four hospitals and one skilled nursing home in the fourth quarter of 1994 ("1994 Acquisitions") and the formation of the DHHS partnership, pursuant to which the Company contributed the 142 bed Heartland Medical Center ("HMC"). The following table summarizes the effect of the Company's acquisition and investment activity on net revenue for the quarters ended March 31, 1995 and 1994.

                                                                     Three Months Ended
                                                                          March 31,
                                                                  -------------------------
                                                                    1995            1994
                                                                  --------         --------
Net revenue - same store                                          $ 22,283         $ 24,563
Net revenue attributable to HMC, which was contributed to
    the DHHS partnership ($9,776 in 1994)                           (9,838)              --
                                                                  --------         --------

Net revenue - acquisitions                                          12,445           24,563
                                                                  --------         --------
                                                                    16,282               --
                                                                  --------         --------
                                                                  $ 28,727         $ 24,563
                                                                  ========         ========

Exclusive of HMC and the 1994 Acquisitions, net revenue at the Company's hospitals decreased by approximately $1,817,000, or 12.7% for the quarter ended March 31, 1995, as compared to the prior year. This decrease occurred primarily at one facility and was due, in part, to the elimination of a psychiatric program that had contributed approximately 16.5% of that facility's patient days in the comparable 1994 period, and due to continuing capacity constraints experienced at this facility as a result of its consolidation with another Company owned hospital in the same market. The Company expects to complete the construction of an ambulatory care center at this facility in the third quarter of 1995, which will alleviate the aforementioned constraints; however, the Company can give no assurance that the decline in outpatient surgeries experienced over the last year will abate as a result of this addition.

Net revenue for the quarters ended March 31, 1995 and 1994 included approximately $560,000 and $445,000, respectively, in interest income earned on cash balances.

The Company's operations are labor intensive with salaries and benefits comprising the single largest item in operating expenses. Salaries and benefits increased 41.9% to $12,762,000 for the quarter ended March
31, 1995, compared to $8,992,000 for the first quarter of 1994, primarily as a result of the Company's 1994 Acquisitions. As a percent of net revenue, salaries and benefits were 44.4% and 36.6% for the quarters ended March 31, 1995 and 1994, respectively. This trend is consistent with the Company's strategy of acquiring hospitals that have attractive market share and profit potential, but which may be underperforming due to a lack of capital or management resources. In many instances, these hospitals incur labor and other operating costs in excess of what the Company believes is necessary for the efficient operation of the facility. The Company attempts to reduce these costs over time by implementing various operating efficiencies and cost cutting strategies. However, the Company can give no assurance that its efforts will ultimately result in significant cost reductions at these facilities.

Exclusive of HMC and the 1994 Acquisitions, salaries and benefits as a percent of net revenue increased to 39.7% for the quarter ended March 31, 1995, compared to 35.9% in 1994, primarily as a result of a decline in utilization rates at one of the Company's facilities that was not sufficiently offset by a corresponding reduction in staff levels. The Company has implemented a program to reduce salary costs at this facility and believes that such program will improve the Company's ability to manage variable costs at this facility in response to future fluctuations in utilization rates.

The major components of other operating expenses were professional fees, taxes (other than income), insurance, utilities and other services. Other operating and supply expenses increased by 9.2% to $10,913,000 for the quarter ended March 31, 1995, compared to $9,995,000 in 1994, once again as a result of the Company's 1994 Acquisitions. As a percent of net revenue, other operating and supply expenses were 38.0% for the first quarter of 1995 compared to 40.7% in 1994.

Provision for bad debts was $2,073,000 for the quarter ended March 31, 1995, or 7.5% of net patient service revenue, compared to $1,879,000, or 8.0% in 1994. The decline in provision for bad debts as a percentage of net patient revenue was due principally to the Company's efforts to improve collections at its facilities.

Depreciation and amortization expense was $1,532,000 in 1995 compared to $723,000 in 1994, an increase of $809,000 or 111.9%. This increase is due primarily to the Company's 1994 Acquisitions as well as the Company's ongoing capital improvement programs at its existing hospitals.

Interest expense increased to $2,630,000 in the first quarter of 1995 compared to $1,422,000 for the comparable period in 1994, due principally to the Company's issuance of $19,133,000 of 11% Senior Subordinated Notes effective December 30, 1994, as well as interest expense associated with debt assumed and/or issued in connection with the 1994 Acquisitions. Interest expense also increased due to an increase in the interest rate under which the Company calculates its interest payments under its term loan (approximately 9.12% and 6.56% for the quarters ended March 31, 1995 and 1994, respectively.)

The Company capitalized interest costs of approximately $259,000 for the quarter ended March 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1995, the Company had cash and cash equivalents of $32,908,000. The Company also had available $30,000,000 under its senior secured bank facility.

The Company used approximately $1,163,000 in cash to fund operations for the quarter ended March 31, 1995. Cash flow from operations have not contributed significantly to the Company's liquidity in the past, due principally to its strategy of acquiring underperforming hospitals. The Company seeks to improve cash flows at its acquired facilities through the implementation of improved operating efficiencies over time. However, there can be no assurance that the Company's efforts will be successful, nor can it give any assurance that these improvements, if achieved, will result in increased cash flows from operations.

For the three months ended March 31, 1995, the Company expended approximately $7,060,000 for net capital expenditures, which included approximately $4,254,000 in expenditures related to the hospital and medical building under construction in Midland, Texas and approximately $1,966,000 related to the construction of an ambulatory care center at the Company's Baytown, Texas facility. Also for the quarter ended March 31, 1995, the Company expended approximately $1,989,000 for principal payments on long-term debt and capitalized lease obligations, $850,000 of which was related to debt reduction concurrent with the sale of the closed PHC facility.

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

            27  Financial Data Schedule