Form 10-Q/A
period 1995-03-31
CHAMPION HEALTHCARE CORP /TX/
filed 1995-07-20
CIK 721601

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                          FORM 10-Q/A AMENDMENT NO. 2

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
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                AMENDMENT NO. 2

THE REGISTRANT HEREBY AMENDS THE INFORMATION SET FORTH UNDER ITEM 1 IN ITS ENTIRETY.


            DELAWARE                                        59-2283872
- ------------------------------------             -------------------------------
  (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NUMBER)




  14340 TORREY CHASE, SUITE 320, HOUSTON, TEXAS                     77014
- ------------------------------------------------------        ------------------
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      ZIP CODE




                                (713) 583 5491
- --------------------------------------------------------------------------------
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

                                Yes  X   No
                                    ---     ---

Common stock, par value $.01 per share: 4,243,975 shares outstanding as of May 12, l995.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                             Champion Healthcare Corporation
                                            ---------------------------------
                                                      (Registrant)




Date:  July 20, 1995                    By: /s/ James G. VanDevender
                                            ---------------------------------
                                            James G. VanDevender
                                            Executive Vice President, Chief
                                            Financial Officer and Director

                                     INDEX

                        CHAMPION HEALTHCARE CORPORATION

                                                                                                     Page
                                                                                                    Number
                                                                                                    ------
PART I.    FINANCIAL INFORMATION
- --------------------------------

Item 1.  Financial Statements

                 Condensed consolidated balance sheet
                   as of March 31, 1995 (unaudited) and
                   December 31, 1994                                                                   3

                 Condensed consolidated statement of operations for
                   the three months ended March 31, 1995 and 1994 (unaudited)                          4

                 Condensed consolidated statement of cash flows for
                   the three months ended March 31, 1995 and 1994
                   (unaudited)                                                                         5

                 Notes to condensed consolidated financial statements at
                   March 31, 1995 (unaudited)                                                          6

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                                        10

PART II.   OTHER INFORMATION
- ----------------------------

Item 6.  Exhibits and Reports on Form 8-K                                                             14



PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHAMPION HEALTHCARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET


                                                                         March 31,          December 31,
                                                                           1995                1994
                                                                        (UNAUDITED)
                                                                      ------------------------------------
                                                                            (Dollars in thousands)
ASSETS
Current assets:
  Cash and cash equivalents                                             $   32,908           $   48,424
  Restricted cash                                                            5,000                5,000
  Accounts receivable, less allowance for doubtful
      accounts of $4,650 and $4,959, respectively                           17,003               17,115
  Supplies inventory                                                         1,945                1,942
  Prepaid expenses and other current assets                                  5,943                4,899
                                                                        ----------           ----------
                    Total current assets                                    62,799               77,380

Property and equipment, less allowances for depreciation and amortization of $6,151 and  $5,340 at March 31, 1995 and
  December 31, 1994, respectively                                           88,353               81,913

Investment in DHHS                                                          41,653               40,079
Other assets                                                                20,034               17,181
                                                                        ----------           ----------
                    Total assets                                        $  212,839           $  216,553
                                                                        ==========           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt and capital lease obligations       $    4,152           $    4,781
  Accounts payable                                                           6,341               10,637
  Other current liabilities                                                 11,534               10,687
                                                                        ----------           ----------
                    Total current liabilities                               22,027               26,105

Long-term debt and capital lease obligations                               104,655              105,284
Other long-term liabilities                                                 11,689               11,037
Redeemable preferred stock                                                  77,918               76,294
Common stock, $.01 par value:
    Authorized - 15,000,000 shares, 4,243,975 and 4,223,975
    shares issued and outstanding at March 31, 1995
    and December 31, 1994, respectively                                         42                   42
Common stock subscribed, 100,000 shares                                         40                   50
Common stock subscription receivable                                           (40)                 (50)
Paid in capital                                                             14,538               15,998
Accumulated deficit                                                        (18,030)             (18,207)
                                                                        ----------           ----------
                    Total liabilities and stockholders  equity          $  212,839           $  216,553
                                                                        ==========           ==========





See notes to condensed consolidated financial statements.

CHAMPION HEALTHCARE CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                                                                          Three Months Ended
                                                                               March 31,
                                                                       1995               1994
                                                                  -----------------------------------
                                                                   (Dollars in thousands, except per
                                                                               share data)
  Net patient service revenue                                      $     27,625          $  23,399
  Other revenue                                                           1,102              1,164
                                                                   ------------          ---------

        Net revenue                                                      28,727             24,563

Operating expenses:
  Salaries and benefits                                                  12,762              8,992
  Other operating and administrative                                     10,913              9,995
  Provision for bad debts                                                 2,073              1,879
  Interest                                                                2,630              1,422
  Depreciation and amortization                                           1,532                723
  Equity in earnings of DHHS                                             (1,478)                --
                                                                   ------------          ---------
        Total expenses                                                   28,432             23,011
                                                                   ------------          ---------
        Income before income taxes                                          295              1,552
Provision for income taxes                                                  118                 79
                                                                   ------------          ---------

        Net income                                                 $        177          $   1,473
                                                                   ============          =========



(Loss) income per common share:

        Primary (loss) income per share                            $       (.31)         $     .21
                                                                   ============          =========

        Fully diluted income per share                             $         --          $     .15
                                                                   ============          =========





See notes to condensed consolidated financial statements.

CHAMPION HEALTHCARE CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                                                  Three Months Ended
                                                                                                       March 31,
                                                                                               1995                  1994
                                                                                           -----------------------------------
                                                                                               (Dollars in thousands)
Operating activities:
  Net income                                                                              $        177            $   1,473
  Equity in earnings of DHHS                                                                    (1,478)                  --
  Depreciation and amortization                                                                  1,532                  723
  Provision for bad debts                                                                        2,073                1,879
  Increase in current assets                                                                    (1,008)              (2,558)
  (Decrease) increase in liabilities                                                            (2,459)               1,531
                                                                                          ------------            ---------
                 Net cash (used in) provided by operating activities                            (1,163)               3,048
                                                                                          ------------            ---------
Investing activities:

  Additions to property and equipment                                                           (7,060)              (1,535)
  Investment in Dakota Partnership                                                              (2,000)                  --
  Investment in Salt Lake Regional Medical Center                                               (3,000)                  --
  Proceeds from sale of assets                                                                   1,300                   --
  Investment in note receivable                                                                   (793)
  Other                                                                                           (576)                 227
                                                                                          ------------            ---------

                 Net cash used in investing activities                                         (12,129)              (1,308)
                                                                                          ------------            ---------


Financing activities:
  Payments on debt and capital lease obligations                                                (1,989)                  --
  Other                                                                                           (235)                (218)
                                                                                          ------------            ---------

                 Net cash used in financing activities                                          (2,224)                (218)
                                                                                          ------------            ---------

                 (Decrease) increase in cash and cash equivalents                              (15,516)               1,522


Cash and cash equivalents at beginning of period                                                48,424               66,686
                                                                                          ------------           ----------


Cash and cash equivalents at end of period                                                $     32,908           $   68,208
                                                                                          ============           ==========




See notes to condensed consolidated financial statements.

CHAMPION HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



NOTE 1 -- RESTATEMENT OF FINANCIAL STATEMENTS

The Company and the staff of the Securities and Exchange Commission ("SEC") have had discussions with respect to the accounting method used to account for the Company s investment in Dakota Heartland Health System ("DHHS"), a 50% owned partnership, which began operations on December 31, 1994. As a result of those discussions, the Company has accounted for its investment in DHHS using the equity method. Previously, the Company included the separate financial statements of DHHS in its condensed consolidated financial statements. Accordingly, the Company s condensed consolidated financial statements for the quarter ended March 31, 1995, have been restated to reflect the Company s accounting for its investment in DHHS using the equity method.

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

These financial statements should be read in conjunction with the Company s audited consolidated financial statements for the year ended December 31, 1994, included in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1994.

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

the partnership.   Under the terms of the partnership agreement, the Company is entitled to 55% of the partnership s net income and distributable cash flow ("DCF") until such time as it has recovered on a cumulative basis an additional $10,000,000 of DCF. The Company is also obligated to advance funds to the partnership to cover any and all operating deficits. The partnership began operations on December 31, 1994.


The Company accounts for its investment in DHHS under the equity method. The following table summarizes certain financial information of DHHS as of and for the quarter ended March 31, 1995 (dollars in thousands).

                                 INCOME STATEMENT DATA
                                   Net revenue                                    $ 26,088
                                   Operating income                                  3,623
                                   Net income                                        2,687

                                   Company s equity in the earnings of DHHS          1,478

                                 BALANCE SHEET DATA
                                   Current assets                                 $ 29,157
                                   Non-current assets                               43,673
                                   Current liabilities                               9,758
                                   Non-current liabilities                             228
                                   Partners  capital                                62,844

NOTE 4 -- LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Long-term debt and capital lease obligations consisted of the following at March 31, 1995 and December 31, 1994 (dollars in thousands):

                                                                           MARCH 31,            DECEMBER 31,
                                                                              1995                 1994
                                                                              ----                 ----
 Term Loan                                                                $   18,000            $   18,500
 11% Senior Subordinated Notes                                                62,905                62,703
 Wilmington Savings Fund Society                                               9,533                 9,766
 Health Care REIT, Inc.                                                       11,720                12,770
 Other notes payable & capital lease obligations                               6,649                 6,326
                                                                          ----------            ----------
      Total debt and capital lease obligations                               108,807               110,065
 Less current portion                                                         (4,152)               (4,781)
                                                                          ----------            ----------

      Total long-term debt and capital lease obligations                  $  104,655            $  105,284
                                                                          ==========            ==========

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

The weighted average number of shares used in computing income per share are as follows:

                                                                                         Three Months Ended
                                                                                              March 31,
                                                                              ------------------------------------------
                                                                                1995                           1994
                                                                                ----                           ----
         Primary                                                              4,227,975                      1,637,940
                                                                              =========                    ===========
         Fully Diluted                                                           N/A                        11,626,887
                                                                                                           ===========

NOTE 7 -- CUMULATIVE CONVERTIBLE REDEEMABLE PREFERRED STOCK

At March 31, 1995, the Company had outstanding 10,408,286 shares of Series A - D Cumulative Convertible Redeemable Preferred Stock (collectively, "Preferred Stock") which was convertible into 9,920,427 shares of common stock. The Company is subject to certain credit agreements which restrict its right to pay cash dividends on its common stock and Preferred Stock. At March 31, 1995, the dividend arrearage on the Company s Preferred Stock was $8,327,000 and will increase as dividends accumulate.

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

CHAMPION HEALTHCARE CORPORATION

NOTE 9 -- SUBSEQUENT EVENTS -- CONTINUED

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

Net income for the quarter ended March 31, 1995, included approximately $1,478,000 attributable to the Company s equity in the earnings of DHHS.

The Company s net revenue was $28,727,000 for the quarter ended March 31, 1995, compared to $24,563,000 for same period in 1994, an increase of $4,164,000 or 17%. The Company s net revenue for the quarter ended March 31, 1995 was impacted significantly by the Company s acquisition of four hospitals and one skilled nursing home in the fourth quarter of 1994 ("1994 Acquisitions") and the formation of the DHHS partnership, pursuant to which the Company contributed the 142 bed Heartland Medical Center ("HMC"). The following table summarizes the effect of the Company s acquisition and investment activity on net revenue for the quarters ended March 31, 1995 and 1994.

                                                                       Three Months Ended
                                                                            March 31,
                                                                 ---------------------------
                                                                   1995               1994
                                                                  -------          ---------
Net revenue - same store                                          $ 22,283         $ 24,563
Net revenue  attributable to HMC, which  was contributed to
         the DHHS partnership ($9,776 in 1994)                      (9,838)              --
                                                                  --------         --------

                                                                    12,445           24,563
Net revenue - acquisitions
                                                                    16,282               --
                                                                  --------         --------

                                                                  $ 28,727         $ 24,563
                                                                  ========         ========


Exclusive of HMC and the 1994 Acquisitions, net revenue at the Company s hospitals decreased by approximately $1,817,000, or 12.7% for the quarter ended March 31, 1995, as compared to the prior year. This decrease occurred primarily at one facility and was due, in part, to the elimination of a psychiatric program that had contributed approximately 16.5% of that facility s patient days in the comparable 1994 period, and due to continuing capacity constraints experienced at this facility as a result of its consolidation with another Company owned hospital in the same market. The Company expects to complete the construction of an ambulatory care center at this facility in the third quarter of 1995, which will alleviate the aforementioned constraints; however, the Company can give no assurance that the decline in outpatient surgeries experienced over the last year will abate as a result of this addition.

Net revenue for the quarters ended March 31, 1995 and 1994 included approximately $560,000 and $445,000, respectively, in interest income earned on cash balances.

The Company s operations are labor intensive with salaries and benefits comprising the single largest item in operating expenses. Salaries and benefits increased 41.9% to $12,762,000 for the quarter ended March 31, 1995, compared to $8,992,000 for the first quarter of 1994, primarily as a result of the Company s 1994 Acquisitions. As a percent of net revenue, salaries and benefits were 44.4% and 36.6% for the quarters ended March 31, 1995 and 1994, respectively. This trend is consistent with the Company s strategy of acquiring hospitals that have attractive market share and profit potential, but which may be underperforming due to a lack of capital or management resources. In many instances, these hospitals incur labor and other operating costs in excess of what the Company believes is necessary for the efficient operation of the facility. The Company attempts to reduce these costs over time by implementing various operating efficiencies and cost cutting strategies. However, the Company can give no assurance that its efforts will ultimately result in significant cost reductions at these facilities.

Exclusive of HMC and the 1994 Acquisitions, salaries and benefits as a percent of net revenue increased to 39.7% for the quarter ended March 31, 1995, compared to 35.9% in 1994, primarily as a result of a decline in utilization rates at one of the Company s facilities that was not sufficiently offset by a corresponding reduction in staff levels. The Company has implemented a program to reduce salary costs at this facility and believes that such program will improve the Company s ability to manage variable costs at this facility in response to future fluctuations in utilization rates.

The major components of other operating expenses were professional fees, taxes (other than income), insurance, utilities and other services. Other operating and supply expenses increased by 9.2% to $10,913,000 for the quarter ended March 31, 1995, compared to $9,995,000 in 1994, once again as a result of the Company s 1994 Acquisitions. As a percent of net revenue, other operating and supply expenses were 38.0% for the first quarter of 1995 compared to 40.7% in 1994.

Provision for bad debts was $2,073,000 for the quarter ended March 31, 1995, or 7.5% of net patient service revenue, compared to $1,879,000, or 8.0% in 1994. The decline in provision for bad debts as a percentage of net patient revenue was due principally to the Company s efforts to improve collections at its facilities.

Depreciation and amortization expense was $1,532,000 in 1995 compared to $723,000 in 1994, an increase of $809,000 or 111.9%. This increase is due primarily to the Company s 1994 Acquisitions as well as the Company s ongoing capital improvement programs at its existing hospitals.

Interest expense increased to $2,630,000 in the first quarter of 1995 compared to $1,422,000 for the comparable period in 1994, due principally to the Company s issuance of $19,133,000 of 11% Senior Subordinated Notes effective December 30, 1994, as well as interest expense associated with debt assumed and/or issued in connection with the 1994 Acquisitions. Interest expense also increased due to an increase in the interest rate under which the Company calculates its interest payments under its term loan (approximately 9.12% and 6.56% for the quarters ended March 31, 1995 and 1994, respectively.)

The Company capitalized interest costs of approximately $259,000 for the quarter ended March 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1995, the Company had cash and cash equivalents of $32,908,000. The Company also had available $30,000,000 under its senior secured bank facility.

The Company used approximately $1,163,000 in cash to fund operations for the quarter ended March 31, 1995. Cash flow from operations have not contributed significantly to the Company's liquidity in the past, due principally to its strategy of acquiring underperforming hospitals. The Company seeks to improve cash flows at its acquired facilities through the implementation of improved operating efficiencies over time. However, there can be no assurance that the Company s efforts will be successful, nor can it give any assurance that these improvements, if achieved, will result in increased cash flows from operations.

For the three months ended March 31, 1995, the Company expended approximately $7,060,000 for net capital expenditures, which included approximately $4,254,000 in expenditures related to the hospital and medical building under construction in Midland, Texas and approximately $1,966,000 related to the construction of an ambulatory care center at the Company s Baytown, Texas facility. Also for the quarter ended March 31, 1995, the Company expended approximately $1,989,000 for principal payments on long-term debt and capitalized lease obligations, $850,000 of which was related to debt reduction concurrent with the sale of the closed PHC facility.

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

The Company is subject to certain credit agreements that restrict its right to pay cash dividends on its common stock and Series A - D Preferred Stock (collectively, "Preferred Stock"). Furthermore, the Company can not pay cash dividends on its common stock until dividends on the Preferred Stock have been paid in full. At March 31, 1995, the dividend arrearage on the Company s Preferred Stock was $8,327,000 and will increase as dividends accumulate.

At March 31, 1995, 10,408,286 shares of Preferred Stock were redeemable and convertible into 9,920,427 shares of common stock. Additionally, at March 31, 1995, the Company had outstanding 2,298,022 warrants to purchase 2,683,894 shares of Common Stock.

INFLATION

The health care industry is labor intensive. Wages and other expenses are subject to rapid escalation, especially during periods of inflation and when shortages occur in the marketplace. In addition, suppliers attempt to pass along increases in their costs by charging the Company higher prices. In general, the Company s revenue increases through price increases or changes in reimbursement levels have not kept up with cost increases. In light of cost containment measures imposed by government agencies, private insurance companies and managed-care plans, the Company is likely to experience continued pressure on operating margins in the future.

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

                               INDEX TO EXHIBITS


  Exhibit
  Number                         Description
  -------                        -----------
Exhibit 11         Statement Re:  Computation of Per Share Earnings

Exhibit 27         Financial Data Schedule