Form 10-Q
period 1995-06-30
CHAMPION HEALTHCARE CORP /TX/
filed 1995-08-14
CIK 721601

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                         FOR QUARTER ENDED JUNE 30, 1995

                         COMMISSION FILE NUMBER 0-11851

                         CHAMPION HEALTHCARE CORPORATION
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


          DELAWARE                                           59-2283872
-------------------------------                    -----------------------------
(STATE OR OTHER JURISDICTION OF                           (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NUMBER)


 14340 TORREY CHASE, SUITE 320, HOUSTON, TEXAS                  77014
----------------------------------------------------       ---------------
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                    ZIP CODE

                                 (713) 583-5491
--------------------------------------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


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

Common stock, par value $.01 per share: 4,243,975 shares outstanding as of August 11, 1995.

                                      INDEX

                         CHAMPION HEALTHCARE CORPORATION



                                                                               Page
                                                                              Number
PART I.    FINANCIAL INFORMATION

Item 1.  Financial Statements

                  Condensed consolidated balance sheet
                    as of June 30, 1995 (unaudited) and
                    December 31, 1994                                           2

                  Condensed consolidated statement of operations for
                    the three months and  six months
                    ended June 30, 1995 and 1994 (unaudited)                    3

                  Condensed consolidated statement of cash flows for
                    the six months ended June 30, 1995 and 1994
                    (unaudited)                                                 4

                  Notes to condensed consolidated financial statements at
                   June 30, 1995 (unaudited)                                    5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                 10

PART II.   OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders                   16

Item 6.  Exhibits and Reports on Form 8-K                                      16

SIGNATURES                                                                     18

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHAMPION HEALTHCARE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET

                                                                                   June 30,      December 31,
                                                                                     1995           1994
                                                                                 (UNAUDITED)
                                                                                 ----------------------------
                                                                                  (Dollars in thousands)
ASSETS
Current assets:
  Cash and cash equivalents                                                       $   7,046      $  48,424
  Restricted cash                                                                      --            5,000
  Accounts receivable, less allowance for doubtful
   accounts of $6,999 and $4,959 at June 30, 1995 and
   December 31, 1994, respectively                                                   30,023         17,115
  Supplies inventory                                                                  3,768          1,942
  Prepaid expenses and other current assets                                           7,405          4,899
                                                                                  ---------      ---------
                    Total current assets                                             48,242         77,380

Property and equipment, less allowances for depreciation and amortization of $7,757 and  $5,340 at June 30, 1995 and
  December 31, 1994, respectively                                                   143,657         81,913
Investment in DHHS                                                                   43,836         40,088
Other assets                                                                         20,600         17,172
                                                                                  ---------      ---------
                    Total assets                                                  $ 256,335      $ 216,553
                                                                                  =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt and capital lease obligations                 $   1,626      $   4,781
  Accounts payable                                                                    9,107         10,637
  Other current liabilities                                                          17,295         10,687
                                                                                  ---------      ---------
                    Total current liabilities                                        28,028         26,105

Long-term debt and capital lease obligations                                        141,838        105,284
Other long-term liabilities                                                          11,622         11,037
Redeemable preferred stock                                                           79,407         76,294
Common stock, $.01 par value:
    Authorized - 25,000,000 shares, 4,243,975 and 4,223,975 shares issued and outstanding at June 30, 1995
    and December 31, 1994, respectively                                                  42             42
Common stock subscribed, 80,000 and 100,000 shares at                                    40             50
    June 30, 1995 and December 31, 1994, respectively
Common stock subscription receivable                                                    (40)           (50)
Paid in capital                                                                      13,717         15,998
Accumulated deficit                                                                 (18,319)       (18,207)
                                                                                  ---------      ---------
                    Total liabilities and stockholders' equity                    $ 256,335      $ 216,553
                                                                                  =========      =========


See notes to condensed consolidated financial statements.

CHAMPION HEALTHCARE CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                                                             Three Months Ended          Six Months Ended
                                                                   June 30,                  June 30,
                                                            1995         1994           1995          1994
                                                          ----------------------      ----------------------
                                                             (Dollars in thousands, except per share data)
Net patient service revenue                               $ 41,936      $ 22,269      $ 69,561      $ 45,668
Other revenue                                                1,383         1,134         2,485         2,298
                                                          --------      --------      --------      --------

         Net revenue                                        43,319        23,403        72,046        47,966

Operating expenses:
  Salaries and benefits                                     18,498         8,900        31,260        17,892
  Other operating and administrative                        17,359         9,292        28,224        19,287
  Provision for bad debts                                    3,680         1,664         5,753         3,543
  Interest                                                   3,287         1,810         5,917         3,232
  Depreciation and amortization                                896         3,614         1,619         2,082
  Equity in earnings of DHHS                                (2,267)         --          (3,745)         --
                                                          --------      --------      --------      --------

         Total expenses                                     42,639        22,562        71,023        45,573
                                                          --------      --------      --------      --------

         Operating income                                      680           841         1,023         2,393

Minority interest                                               44          --              92          --
                                                          --------      --------      --------      --------
         Income before income taxes and extraordinary
               item                                            636           841           931         2,393

Provision for income taxes                                     187            84           305           163
                                                          --------      --------      --------      --------

         Income before extraordinary item                      449           757           626         2,230

         Extraordinary item-loss on early
              extinguishment of debt, net of tax
              benefit of $380                                 (738)         --            (738)         --
                                                          --------      --------      --------      --------

         Net (loss) income                                $   (289)     $    757      $   (112)     $  2,230
                                                          =========     =========     =========     ========

Loss per common share:

           Loss before extraordinary item                 $   (.25)     $   (.31)     $   (.56)     $   (.05)
           Extraordinary item                                 (.17)           --          (.17)           --
                                                          --------      --------      --------      --------

               Loss per common share                      $   (.42)     $   (.31)     $   (.73)     $   (.05)
                                                          ========      ========      ========      ========


See notes to condensed consolidated financial statements.

CHAMPION HEALTHCARE CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                                Six Months Ended
                                                                                     June 30,
                                                                               1995           1994
                                                                          --------------------------
                                                                             (Dollars in thousands)
Operating activities:
  Net (loss) income                                                       $     (112)     $    2,230
  Extraordinary item, net of a tax benefit of $380                               738            --
  Equity in earnings of DHHS                                                  (3,745)           --
  Minority interests                                                              92            --
  Depreciation and amortization                                                3,614           1,619
  Provision for bad debts                                                      5,753           3,543
  Changes in assets and liabilities, net of effects from acquisitions
    Increase in assets                                                        (2,111)         (4,122)
    Increase (decrease) in liabilities                                         3,297          (3,173)
                                                                          ----------      ----------

                  Net cash provided by operating activities                    7,526              97
                                                                          ----------      ----------

Investing activities:
  Additions to property and equipment                                        (18,859)         (5,080)
  Purchase of hospital and healthcare related entities                       (58,768)           --
  Investment in Dakota Partnership                                            (2,000)           --
  Proceeds from sale of property and equipment                                 1,470            --
  Investment in note receivable                                               (1,615)           (175)
  Other                                                                          363             (38)
                                                                          ----------      ----------

                  Net cash used in investing activities                      (79,409)         (5,293)
                                                                          ----------      ----------

Financing activities:
  Payments on long-term debt and capital lease obligations                   (93,096)           (960)
  Proceeds from long-term debt obligations                                   121,832            --
  Payments related to issuance of long-term debt obligations                  (3,927)           --
  Release of restricted funds                                                  5,000            --
  Other                                                                          696            --
                                                                          ----------      ----------

                  Net cash provided by (used in) financing activities         30,505            (960)
                                                                          ----------      ----------

                  Decrease in cash and cash equivalents                      (41,378)         (6,156)

Cash and cash equivalents at beginning of period                              48,424          66,686
                                                                          ----------      ----------

Cash and cash equivalents at end of period                                $    7,046      $   60,530
                                                                          ==========      ==========


See notes to condensed consolidated financial statements.

CHAMPION HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1  -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the periods presented have been reflected. Such financial statements include the accounts of the Company and all wholly-owned and majority-owned subsidiaries and partnerships. All significant intercompany transactions and accounts have been eliminated in consolidation.

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

Results for the six months ended June 30, 1994, as previously reported in the definitive Proxy Statement of AmeriHealth, Inc. dated November 11, 1994, have been restated to reflect additional contractual allowances at one of the Company's hospitals.

The Company's business is seasonal in nature and subject to general economic conditions and other factors. Accordingly, operating results for the three month and six month periods ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995.

NOTE 2 -- SUMMARIZED FINANCIAL INFORMATION OF EQUITY AFFILIATE

The Company, through a wholly-owned subsidiary, owns 50% of a partnership operated as Dakota Heartland Health System ("DHHS"). DHHS owns and operates two general acute care hospitals with a total of 341 beds in Fargo, North Dakota, and the Company manages the combined operations of the two facilities pursuant to an operating agreement with the partnership. Under the terms of the partnership agreement, the Company is entitled to 55% of the partnership's net income and distributable cash flow ("DCF") until such time as it has recovered on a cumulative basis an additional $10,000,000 of DCF. The Company is also obligated to advance funds to the partnership to cover any and all operating deficits. The partnership began operations on December 31, 1994.

CHAMPION HEALTHCARE CORPORATION

NOTE 2 -- SUMMARIZED FINANCIAL INFORMATION OF EQUITY AFFILIATE -- CONTINUED

The Company accounts for its investment in DHHS under the equity method. The following table summarizes certain financial information of DHHS as of and for the quarter and six months ended June 30, 1995 (dollars in thousands).

                                                                     Three months
                                                                         ended      Six months ended
                                                                     June 30, 1995   June 30, 1995
                                                                     -------------   -------------
INCOME STATEMENT DATA
  Net revenue                                                           $27,577        $53,665
  Operating income                                                        5,096          8,719
  Net income                                                              4,123          6,810

  Company's equity in the earnings of DHHS                                2,267          3,745

                                                                    June 30, 1995  December 31,1994
                                                                    -------------  ----------------
BALANCE SHEET DATA
  Current assets                                                        $34,016        $28,220
  Non-current assets                                                     44,277         44,298
  Current liabilities                                                    11,184         12,212
  Non-current liabilities                                                   123            129
  Partners' capital                                                      66,986         60,177


NOTE 3 -- LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Long-term debt and capital lease obligations consisted of the following at June 30, 1995 and December 31, 1994 (dollars in thousands):

                                                                       JUNE 30,       DECEMBER 31,
                                                                         1995             1994
                                                                      ---------       ------------
Revolving Loan                                                        $  26,000        $    --
Term Loan                                                                  --             18,500
11% Senior Subordinated Notes (face amount of $97,905, net of a
  discount of $666 at June 30, 1995)                                     97,239           62,703
Wilmington Savings Fund Society                                            --              9,766
Health Care REIT, Inc.                                                   11,520           12,770
Other notes payable & capital lease obligations                           8,705            6,326
                                                                      ---------        ---------
     Total debt and capital lease obligations                           143,464          110,065
Less current portion                                                     (1,626)          (4,781)
                                                                      ---------        ---------

     Total long-term debt and capital lease obligations               $ 141,838        $ 105,284
                                                                      =========        =========

On May 31, 1995, the Company refinanced and prepaid its term and revolving credit loans ("old credit facility") obtained in November 1993 with a $100,000,000 revolving credit facility (the "Revolving Loan") with Banque Paribas, as agent, AmSouth Bank of Alabama, Bank One of Texas, N.A., CoreStates Bank, N.A., and NationsBank of Texas, N.A. Amounts available under the Revolving Loan are subject to certain limitations, and the total amount available under the Revolving Loan declines to $80,000,000 on the third anniversary date. The Revolving Loan also provides for short term letters of credit of up to $5,000,000. The Revolving Loan matures no later than March 31, 1999 and bears interest at a lender defined incremental rate plus, at the Company's option, the LIBOR

CHAMPION HEALTHCARE CORPORATION

NOTE 3 -- LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS -- CONTINUED

or Prime rate. The incremental rate to be applied is based upon the Company meeting certain operational performance targets, as defined, and ranges from 2.5% to 3.0% with respect to the LIBOR rate option and from 1.0% to 1.5% with respect to the Prime rate option. At June 30, 1995 and December 31, 1994, the interest rates on the Revolving Loan and old credit facility were 9.06% and 9.12%, respectively. The Company currently has $649,000 outstanding under letters of credit. Proceeds from the refinancing were used to prepay approximately $48,000,000 principal amount outstanding under the Company's old credit facility and approximately $9,533,000 principal amount of debt held by Wilmington Savings Fund Society ("WSFS"). With the exception of certain assets collateralizing debt assumed in the Company's 1994 acquisition of Psychiatric Healthcare Corporation, the Revolving Loan is collateralized by substantially all of the Company's assets. The terms of the Revolving Loan eliminated the requirement under the Company's previous bank credit facility to maintain a cash collateral account with the lender in the amount of $5,000,000. The Company's future acquisitions and divestitures may require, in certain circumstances, consent by lenders under this agreement.

In connection with the Company's refinancing and prepayment of its old credit facility and the WSFS debt, the Company incurred a prepayment premium and wrote off unamortized deferred financing costs of $738,000 (net of an income tax benefit of $380,000). Such amounts were recorded as an extraordinary loss in the accompanying condensed consolidated statement of operations.

On June 12, 1995, the Company issued $35,000,000 face amount (less a discount of approximately $668,000) of Senior Subordinated Notes (the "Notes") bearing interest that is payable quarterly at an annual effective rate of 11.35% (11% stated rate) and maturing on December 31, 2003. The Notes include detachable warrants for the purchase of 525,000 shares of common stock. The warrants are exercisable for common stock at the holder's option at an exercise price of $9.00 per share until December 31, 2003. The Notes are subject to redemption on or after December 31, 1995, at the Company's option at prices declining from 112.5% of the principal amount at December 31, 1995 to par on December 31, 2002. Additionally, there is a requirement to repurchase all outstanding Notes in the event of a change in control of the Company, at the holder's option, based on a declining redemption premium ranging from 112.5% to 103% of principal. Proceeds from the issuance of Notes were used to paydown approximately $31,500,000 principal amount outstanding under the Revolving Loan with the remainder retained for general corporate purposes. The Notes are uncollateralized obligations and are subordinated in right of payment to certain senior indebtedness of the Company. Approximately $668,000 of the proceeds from the issuance of the Notes were allocated to the warrants.

The Company is subject to various loans, notes and mortgages that contain restrictive covenants which include, among others, restrictions on additional indebtedness, the payment of dividends and other distributions, the repurchase of common stock and related securities under certain circumstances, and the requirement to maintain certain financial ratios. The Company was in compliance with or has obtained permanent waivers for all loan covenants to which it was subject at June 30, 1995.

NOTE 4 -- ACQUISITIONS

On April 13, 1995, the Company completed its acquisition of Salt Lake Regional Medical Center ("SLRMC") from HealthTrust, Inc.-The Hospital Company ("HTI"). SLRMC is located in Salt Lake City, Utah, and is comprised of a 200 bed tertiary care hospital and five clinics. The Company paid total preliminary consideration of approximately $56,248,000 in cash, which included approximately $11,521,000 for certain working capital components, reimbursement of certain capital expenditures made previously by the seller and subject to capital lease arrangements. The Company funded the asset purchase from available cash and approximately $30,000,000 in borrowings under its old credit facility. SLRMC was formerly a not-for-profit hospital acquired by HTI in August 1994 and was sold pursuant to a consent decree and settlement agreement between HTI and the Federal

CHAMPION HEALTHCARE CORPORATION

NOTE 4 -- ACQUISITIONS -- CONTINUED

Trade Commission. Consummation of the sale had been subject to approval by the Federal Trade Commission, which was received on April 7, 1995. The SLRMC acquisition was accounted for as a purchase transaction. The preliminary purchase price has been allocated to the fair value of acquired net working capital and property and equipment. Adjustments, if any, are not expected to be material to the overall purchase accounting.

The following selected unaudited pro forma financial information for the six months ended June 30, 1995 and 1994 assumes that the acquisition of SLRMC had occurred as of January 1, 1995 and 1994, respectively, and that the acquisition of AmeriHealth, Psychiatric Healthcare Corporation, and the formation of the DHHS partnership had occurred as of January 1, 1994. The pro forma financial information below does not purport to be indicative of the results that actually would have been obtained had the operations been combined during the periods presented, and is not intended to be a projection of future results or trends.

                                                        Six months ended June 30,
                                                          1995              1994
                                                          ----              ----
                                                                (unaudited)
                                                      (Dollars in thousands, except
                                                              per share data)
Net revenue                                           $      94,066       $ 101,823
                                                      =============       =========

Income before extraordinary item                      $       1,211       $   2,155
                                                      =============       =========

Net income                                            $         473       $   2,155
                                                      =============       =========

Loss per common share before extraordinary item       $       (0.42)      $   (0.06)
                                                      =============       =========

Loss per common share                                 $       (0.59)      $   (0.06)
                                                      =============       =========

Weighted average number of common shares

  outstanding                                                 4,236           4,253
                                                      =============       =========

NOTE 5 -- LOSS PER SHARE

Primary loss per share is calculated by dividing loss attributable to common stockholders (net income less preferred stock dividend requirements) by the weighted average number of common and common equivalent shares outstanding during each period, assuming the exercise of all stock options and warrants, when dilutive, with an exercise price less than the average market price of the common stock using the treasury stock method. Fully diluted income per share is not presented for the quarter and six months ended June 30, 1995 and 1994 as the results are anti-dilutive.

The weighted average number of shares used in computing loss per share are as follows:

                                Three Months Ended                     Six Months Ended
                                     June 30,                              June 30,
                              1995              1994                1995              1994
                            --------------------------            --------------------------
Primary                     4,243,975        1,209,294            4,236,019        1,209,294
                            =========        =========            =========        =========

Fully Diluted                  N/A              N/A                  N/A              N/A

CHAMPION HEALTHCARE CORPORATION

NOTE 6 -- CUMULATIVE CONVERTIBLE REDEEMABLE PREFERRED STOCK

At June 30, 1995, the Company had outstanding 10,408,285 shares of Series A - D Cumulative Convertible Redeemable Preferred Stock (collectively, "Preferred Stock") which were convertible into 9,920,425 shares of common stock. The Company is subject to certain credit agreements which restrict its right to pay cash dividends on its common stock and Preferred Stock. At June 30, 1995, the dividend arrearage on the Company's Preferred Stock was $9,745,000 and will increase as dividends accumulate.

NOTE 7 -- INCOME TAXES

The income tax provision recorded for the quarter and six months ended June 30, 1995 and 1994, respectively, differs from the expected income tax provision due to permanent differences, the provision for state income taxes and the realization of net deferred tax assets.

NOTE 8 -- CONTINGENCIES

The Company is subject to claims and legal actions arising in the ordinary course of operations. In the opinion of management, the ultimate resolution of such pending legal proceedings will not have a material effect on the Company's consolidated balance sheet or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SIGNIFICANT ACQUISITIONS

The Company was formed on February 1, 1990 to acquire and operate general acute care and specialty hospitals which may be underperforming financially but have or can develop a competitive market position by establishing themselves as the low cost provider of quality health care services within their respective markets. To date, the Company has acquired ten operating hospitals and one skilled nursing facility and has entered into a partnership with an unaffiliated hospital.

Because of the financial impact of the Company's recent acquisitions and the formation of the DHHS partnership, it is difficult to make meaningful comparisons between the Company's financial statements for the fiscal periods presented. Additionally, each additional hospital acquisition can have a significant impact on the Company's overall financial performance. After acquiring a hospital, the Company attempts to implement various operating efficiencies and cost cutting strategies, including staffing adjustments. The Company may also incur significant additional costs to expand the hospital's services and improve its market position. The Company can give no assurance that these investments and other activities will result in significant increases in revenue or reductions in costs at the acquired facility. Consequently the financial performance of an acquired hospital may adversely effect the Company's operating results in the near-term. The Company believes this effect will be mitigated as additional hospitals are acquired.

RESULTS OF OPERATIONS

Quarter Ended June 30, 1995 Compared to Quarter Ended June 30, 1994

The Company reported a net loss of $289,000 for the quarter ended June 30, 1995, compared to net income of $757,000 for the second quarter of 1994. On a per share basis, after deducting non-cash dividend requirements for preferred stockholders of $1,489,000 and $1,137,000 for the quarters ended June 30, 1995 and 1994, respectively, the Company reported a primary loss per share of $0.42 for the quarter ended June 30, 1995, compared to a primary loss per share of $0.31 for the second quarter of 1994. The net loss for the quarter ended June 30, 1995 included an extraordinary loss of approximately $738,000 (net of income tax benefit of $380,000), or $.17 per share, from the early extinguishment of debt. Fully diluted earnings per share was not presented for the quarters ended June 30, 1995 and 1994 due to the anti-dilutive effect of such calculations.

Operating income for the quarter ended June 30, 1995, included approximately $2,267,000 attributable to the Company's equity in the earnings of DHHS.

The Company's net revenue was $43,319,000 for the quarter ended June 30, 1995, compared to $23,403,000 for same period in 1994, an increase of $19,916,000 or 85.1%. The Company's net revenue for the quarter ended June 30, 1995 as compared to the prior year was impacted significantly by the Company's acquisition of four hospitals and one skilled nursing home in the fourth quarter of 1994, the acquisition of SLRMC on April 13, 1995 (collectively, the "Acquisitions"), and the formation of the DHHS partnership effective December 31, 1994, pursuant to which the Company contributed the 142 bed Heartland Medical Center ("HMC").

Exclusive of HMC and the Acquisitions, net revenue at the Company's two same-store hospitals decreased by approximately $1,747,000, or 13.7% for the quarter ended June 30, 1995, as compared to the prior year. This decrease was due primarily to a 13.3% decline in patient days and 9.6% decline in outpatient surgeries over the comparable 1994 period. The decline in patient days was due, in part, to the industry-wide trend of decreased inpatient utilization at acute care hospitals. The decline in outpatient surgeries was due primarily to continuing capacity constraints experienced at one facility as a result of its consolidation with another Company owned hospital in the same market. The Company completed the construction of an ambulatory care center at this facility in late June 1995, which has alleviated the aforementioned constraints; however, the Company can give no assurance that the decline in outpatient surgeries experienced over the last year will abate as a result of this addition.

Net revenue for the quarters ended June 30, 1995 and 1994 included approximately $149,000 and $556,000, respectively, in interest income earned on cash balances.

The Company's operations are labor intensive with salaries and benefits comprising the single largest item in operating expenses. Salaries and benefits increased 107.8% to $18,498,000 for the quarter ended June 30, 1995, compared to $8,900,000 for the second quarter of 1994, primarily as a result of the Company's Acquisitions. As a percent of net revenue, salaries and benefits were 42.7% and 38.0% for the quarters ended June 30, 1995 and 1994, respectively. This trend is consistent with the Company's strategy of acquiring hospitals that have attractive market share and profit potential, but which may be underperforming due to a lack of capital or management resources. In many instances, these hospitals incur labor and other operating costs in excess of what the Company believes is necessary for the efficient operation of the facility. The Company attempts to reduce these costs over time by implementing various operating efficiencies and cost cutting strategies. However, the Company can give no assurance that its efforts will ultimately result in significant cost reductions at these facilities.

Exclusive of HMC and the Acquisitions, salaries and benefits declined 11.3% over the comparable period a year earlier; however, as a percent of net revenue, salaries and benefits increased to 39.7% for the quarter ended June 30, 1995, compared to 38.6% in 1994, primarily as a result of a decline in utilization rates at one of the Company's facilities that was not sufficiently offset by a corresponding reduction in staff levels. The Company continues to make progress in its efforts to manage variable costs at this facility in response to fluctuations in utilization rates.

The major components of other operating expenses were professional fees, taxes (other than income), insurance, utilities and other services. Other operating and supply expenses increased by 86.8% to $17,359,000 for the quarter ended June 30, 1995, compared to $9,292,000 in 1994, once again as a result of the Company's Acquisitions. As a percent of net revenue, other operating and supply expenses were 40.1% for the second quarter of 1995 compared to 39.7% in 1994.

Provision for bad debts was $3,680,000 for the quarter ended June 30, 1995, or 8.8% of net patient service revenue, compared to $1,664,000, or 7.5% in 1994. The increase in provision for bad debts resulted primarily from the increase in revenues attributable to uninsured and underinsured patients at certain facilities, which have historically been the source of the Company's uncollectable accounts.

Interest expense increased to $3,287,000 in the second quarter of 1995 compared to $1,810,000 for the comparable period in 1994, due principally to (i) the increase in amounts outstanding under the Company's Revolving Loan and old credit facility as a result of its acquisition of SLRMC, (ii) the Company's issuance of $19,133,000 and $35,000,000 of 11% Senior Subordinated Notes on December 30, 1994 and June 12, 1995, respectively, and (iii) debt assumed and/or issued in connection with the Company's acquisition of AmeriHealth and Psychiatric Healthcare Corporation in the fourth quarter of 1994. Interest expense also increased due to an increase in the interest rate under which the Company calculates its interest payments under its old credit facility and Revolving Loan balances outstanding for the period (a weighted average of approximately 9.57% and 7.42% for the quarters ended June 30, 1995 and 1994, respectively.)

Depreciation and amortization expense was $2,082,000 in 1995 compared to $896,000 in 1994, an increase of $1,186,000 or 132.4%. This increase is due primarily to the Company's Acquisitions, as well as the Company's ongoing capital improvement programs at its existing hospitals.

For the quarter ended June 30, 1995, the Company capitalized approximately $462,000 in interest costs associated with the construction of a hospital and other medical related facilities.

Six Months Ended June 30, 1995 Compared to Six Months Ended June 30, 1994

The Company reported a net loss of $112,000 for the six months ended June 30, 1995, compared to net income of $2,230,000 for the comparable period in 1994. On a per share basis, after deducting non-cash dividend requirements for preferred stockholders of $2,980,000 and $2,294,000 for the six months ended June 30, 1995 and 1994, respectively, the Company reported a primary loss per share of $0.73 for the six months ended June 30, 1995, compared to a primary loss per share of $0.05 for the first six months of 1994. The net loss for the six months ended June 30, 1995 included an extraordinary loss of approximately $738,000 (net of income tax benefit of $380,000), or $.17 per share, from the early extinguishment of debt. Fully diluted earnings per share was not presented for the six months ended June 30, 1995 and 1994 due to the anti-dilutive effect of such calculations.

Operating income for the six months ended June 30, 1995, included approximately $3,745,000 attributable to the Company's equity in the earnings of DHHS.

The Company's net revenue was $72,046,000 for the six months ended June 30, 1995, compared to $47,966,000 for same period in 1994, an increase of $24,080,000 or 50.2%. The Company's net revenue for the six months ended June 30, 1995 as compared to the prior year was impacted significantly by the Company's acquisition of four hospitals and one skilled nursing home in the fourth quarter of 1994, the acquisition of SLRMC on April 13, 1995 (collectively, the "Acquisitions"), and the formation of the DHHS partnership effective December 31, 1994, pursuant to which the Company contributed the 142 bed Heartland Medical Center ("HMC").

Exclusive of HMC and the Acquisitions, net revenue at the Company's two same-store hospitals decreased by approximately $3,564,000, or 13.1% for the six months ended June 30, 1995, as compared to the prior year. This decrease occurred primarily at one facility and was due, in part, to the elimination of a psychiatric program that had contributed approximately 9.9% of that facility's patient days in the comparable 1994 period, and due to continuing capacity constraints experienced at this facility as a result of its consolidation with another Company owned hospital in the same market. The Company completed the construction of an ambulatory care center at this facility in late June 1995, which has alleviated the aforementioned constraints; however, the Company can give no assurance that the decline in outpatient surgeries experienced over the last year will abate as a result of this addition.

Net revenue for the six months ended June 30, 1995 and 1994 included approximately $709,000 and $1,001,000, respectively, in interest income earned on cash balances.

The Company's operations are labor intensive with salaries and benefits comprising the single largest item in operating expenses. Salaries and benefits increased 74.7% to $31,260,000 for the six months ended June 30, 1995, compared to $17,892,000 for the first six months of 1994, primarily as a result of the Company's Acquisitions. As a percent of net revenue, salaries and benefits were 43.4% and 37.3% for the six months ended June 30, 1995 and 1994, respectively.

Exclusive of HMC and the Acquisitions, salaries and benefits declined 7.3% over the comparable period a year earlier. As a percent of net revenue, salaries and benefits increased to 39.7% for the six months ended June 30, 1995, compared to 37.2% in 1994, primarily as a result of a decline in utilization rates at one of the Company's facilities that was not sufficiently offset by a corresponding reduction in staff levels. The Company continues to make progress in its efforts to manage variable costs at this facility in response to fluctuations in utilization rates.

The major components of other operating expenses were professional fees, taxes (other than income), insurance, utilities and other services. Other operating and supply expenses increased by 46.3% to $28,224,000 for the six months ended June 30, 1995, compared to $19,287,000 in 1994, once again as a result of the Company's Acquisitions. As a percent of net revenue, other operating and supply expenses were 39.2% for the for the first six months of 1995 compared to 40.2% in 1994.

Provision for bad debts was $5,753,000 for the six months ended June 30, 1995, or 8.3% of net patient service revenue, compared to $3,543,000, or 7.8% in 1994. The increase in provision for bad debts resulted primarily from the increase in revenues attributable to uninsured and underinsured patients at certain of the Company's facilities, which have historically been the source of the Company's uncollectable accounts.

Interest expense increased to $5,917,000 in the first six months of 1995 compared to $3,232,000 for the comparable period in 1994, due principally to (i) the increase in amounts outstanding under the Company's Revolving Loan and old credit facility as a result of its acquisition of SLRMC, (ii) the Company's issuance of $19,133,000 and $35,000,000 of 11% Senior Subordinated Notes on December 30, 1994 and June 12, 1995, respectively, and (iii) debt assumed and/or issued in connection with the Company's acquisition of AmeriHealth and Psychiatric Healthcare Corporation in the fourth quarter of 1994. Interest expense also increased due to an increase in the interest rate under which the Company calculates its interest payments under its old credit facility and Revolving Loan balances outstanding for the period (a weighted average of approximately 9.35% and 6.99% for the six months ended June 30, 1995 and 1994, respectively.)

Depreciation and amortization expense was $3,614,000 in 1995 compared to $1,619,000 in 1994, an increase of $1,995,000 or 123.2%. This increase is due primarily to the Company's Acquisitions, as well as the Company's ongoing capital improvement programs at its existing hospitals.

For the six months ended June 30, 1995, the Company capitalized approximately $721,000 in interest costs associated with the construction of a hospital and other medical related facilities.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $7,046,000 at June 30, 1995. The Company also had available $73,352,000 under its senior secured bank facility, which it refinanced and expanded from $50,000,000 to $100,000,000 effective May 31, 1995.

The Company generated approximately $7,526,000 in cash from operations for the six months ended June 30, 1995. Cash flow from operations have not contributed significantly to the Company's liquidity in the past, due principally to its strategy of acquiring underperforming hospitals. The Company seeks to improve cash flows at its acquired facilities through the implementation of improved operating efficiencies over time. However, there can be no assurance that the Company's efforts will be successful, nor can it give any assurance that these improvements, if achieved, will result in increased cash flows from operations.

For the six months ended June 30, 1995, the Company expended approximately $18,859,000 for capital expenditures, which included approximately $12,710,000 in expenditures related to a hospital and medical building under construction in Midland, Texas and approximately $4,616,000 related to the construction of an ambulatory care center at the Company's Baytown, Texas facility. Also for the six months ended June 30, 1995, the Company expended approximately $93,096,000 for principal payments on long-term debt and capitalized lease obligations, which included a $850,000 debt reduction concurrent with the sale of a closed PHC facility, the defeasement of approximately $1,200,000 principal amount of bonds outstanding at a former AmeriHealth facility, and a $31,500,000 prepayment on amounts outstanding under the Revolving Loan concurrent with the issue of Senior Subordinated Notes on June 12, 1995. In connection with the Company's refinancing of its old credit facility on May 12, 1995, the Company prepaid approximately $48,000,000 outstanding under the old credit facility and approximately $9,533,000 principal amount of debt held by Wilmington Savings Fund Society.

The Company anticipates that existing capital sources and internally generated cash flows will be sufficient to fund capital expenditures, debt service and working capital requirements through the foreseeable future. The Company intends to acquire additional acute care and specialty facilities, home healthcare providers and physician practices and is actively pursuing several of such acquisitions. However, depending upon the individual circumstances, the Company will likely require additional debt or equity financing as it pursues its acquisition strategy.

On April 13, 1995, the Company completed its acquisition of Salt Lake Regional Medical Center from HealthTrust, Inc.-The Hospital Company. SLRMC is located in Salt Lake City, Utah, and is comprised of a 200 bed tertiary care hospital and five clinics. The Company paid total preliminary consideration of approximately $56,248,000 in cash, which included approximately $11,521,000 for certain working capital components, reimbursement of certain capital expenditures made previously by the seller and subject to capital lease arrangements. The Company funded the asset purchase from available cash and approximately $30,000,000 in borrowings under its old credit facility. SLRMC was formerly a not-for-profit hospital acquired by HTI in August 1994, and was sold pursuant to a consent decree and settlement agreement between HTI and the Federal Trade Commission. Consummation of the sale had been subject to approval by the Federal Trade Commission, which was received on April 7, 1995. The SLRMC acquisition was accounted for as a purchase transaction. The preliminary purchase price has been allocated to the fair value of acquired net working capital and property and equipment. Adjustments, if any, are not expected to be material to the overall purchase accounting.

On June 12, 1995, a wholly-owned subsidiary of the Company acquired Brookside Health Group, a home healthcare provider located in Richmond, Virginia. The Company paid total consideration of approximately

$3,651,000, which consisted of approximately $2,520,000 in cash and the issuance of $1,131,000 in notes payable to the seller. The Company funded the acquisition from available funds.

On May 31, 1995, the Company refinanced and prepaid amounts outstanding under its old credit facility obtained in November 1993 with a $100,000,000 Revolving Loan with Banque Paribas, as agent, AmSouth Bank of Alabama, Bank One of Texas, N.A., CoreStates Bank, N.A., and NationsBank of Texas, N.A. Amounts available under the Revolving Loan are subject to certain limitations, and the total amount available under the Revolving Loan declines to $80,000,000 on the third anniversary date. The Revolving Loan also provides for short term letters of credit of up to $5,000,000. The Revolving Loan matures no later than March 31, 1999 and bears interest at a lender defined incremental rate plus, at the Company's option, the LIBOR or Prime rate. The incremental rate to be applied is based upon the Company meeting certain operational performance targets, as defined, and ranges from 2.5% to 3.0% with respect to the LIBOR rate option and from 1.0% to 1.5% with respect to the Prime rate option. At June 30, 1995 and December 31, 1994, the interest rates on the Revolving Loan and old credit facility were 9.06% and 9.12%, respectively. The Company currently has $649,000 outstanding under letters of credit. Proceeds from the refinancing were used to prepay approximately $48,000,000 principal amount outstanding under the Company's old credit facility and approximately $9,533,000 principal amount of debt held by WSFS. In connection with the prepayment of such debt, the Company expensed approximately $738,000 (net of a tax benefit of $380,000) of deferred loan costs and prepayment fees during the quarter. With the exception of certain assets collateralizing debt assumed in the Company's 1994 acquisition of Psychiatric Healthcare Corporation, the Revolving Loan is collateralized by substantially all of the Company's assets. The terms of the Revolving Loan eliminated the requirement under the Company's previous bank credit facility to maintain a cash collateral account with the lender in the amount of $5,000,000. The Company's future acquisitions and divestitures may require, in certain circumstances, consent by lenders under this agreement.

On June 12, 1995, the Company issued $35,000,000 face amount (less a discount of approximately $668,000) of Senior Subordinated Notes bearing interest that is payable quarterly at an annual effective rate of 11.35% (11% stated rate) and maturing on December 31, 2003. The Notes include detachable warrants for the purchase of 525,000 shares of common stock. The warrants are exercisable for common stock at the holder's option at an exercise price of $9.00 per share until December 31, 2003. The Notes are subject to redemption on or after December 31, 1995 at the Company's option at prices declining from 112.5% of the principal amount at December 31, 1995 to par on December 31, 2002. Additionally, there is a requirement to repurchase all outstanding Notes in the event of a change in control of the Company, at the holder's option, based on a declining redemption premium ranging from 112.5% to 103% of principal. Proceeds from the issuance of Notes were used to paydown approximately $31,500,000 principal amount outstanding under the Revolving Loan with the remainder retained for general corporate purposes. The Notes are uncollateralized obligations and are subordinated in right of payment to certain senior indebtedness of the Company. Approximately $668,000 of the proceeds from the issuance of the Notes were allocated to the warrants.

The Company is subject to various loans, notes and mortgages that contain restrictive covenants which include, among others, restrictions on additional indebtedness, the payment of dividends and other distributions, the repurchase of common stock and related securities under certain circumstances, and the requirement to maintain certain financial ratios. The Company was in compliance with or has received permanent waivers for all loan covenants to which it was subject as of June 30, 1995.

The Company is subject to certain credit agreements that restrict its right to pay cash dividends on its common stock and Series A - D Preferred Stock. Furthermore, the Company can not pay cash dividends on its common stock until dividends on the Preferred Stock have been paid in full. At June 30, 1995, the dividend arrearage on the Company's Preferred Stock was $9,745,000 and will increase as dividends accumulate.

At June 30, 1995, 10,408,285 shares of Preferred Stock were redeemable and convertible into 9,920,425 shares of common stock. Additionally, at June 30, 1995, the Company had outstanding 2,823,022 warrants to purchase 3,208,894 shares of Common Stock.

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

PART II.    OTHER INFORMATION

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               At the Company's annual stockholders meeting on May 25, 1995, the stockholders elected the following directors:

                                                                                                  Broker Non-
                          Name                    For            Withheld       Abstentions          Votes
                          ----                    ---            --------       -----------          -----
               Charles R. Miller              13,460,952        181,245             ---               ---
               James G. VanDevender           13,460,901        181,296             ---               ---
               Manuel A. Ferris               13,460,649        181,548             ---               ---
               Nolan Lehmann                  13,460,953        181,244             ---               ---
               Scott F. Meadow                13,460,953        181,244             ---               ---
               Paul B. Queally                13,460,953        181,244             ---               ---
               Richard D. Sage                13,392,636        249,561             ---               ---
               David S. Spencer               13,460,830        181,367             ---               ---
               William G. White               13,390,424        251,773             ---               ---
               James H. Conroy                13,460,946        181,251             ---               ---


               The stockholders also approved the adoption of the Selected
               Executive Stock Option Plan No. 5, which authorized 144,500 shares of common stock for issuance under the plan. The voting on this issue was as follows:


                        For                   Against                Abstain            Broker Non-Votes
                    -----------               -------                -------            ----------------
                     13,307,125               276,734                58,338                   ---

               The stockholders also ratified the appointment of Coopers & Lybrand, L.L.P. as the Company's independent auditors for 1995. The voting on this issue was as follows:

                        For                   Against                Abstain            Broker Non-Votes
                     ----------               -------                -------            -----------------
                     13,458,053               182,362                 1,782                   ---

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

(a)            Exhibits:

               11 Statement Re:  Computation of Per Share Earnings

               27 Financial Data Schedule

(b)            Reports on Form 8-K

               During the quarter for which this report on Form 10-Q is filed, the Company filed one report on Form 8-K dated April 13, 1995, in which it reported the completion of its acquisition of Salt Lake Regional Medical Center from HealthTrust, Inc.-The Hospital Company. This Form 8-K was subsequently amended on June
               27, 1995 to include disclosures under Item 7 as follows:

               Item 7. Financial Statements and Exhibits

              (a)      Financial Statements:

                  Salt Lake Regional Medical Center:

                       Report of Coopers & Lybrand, L.L.P., Independent
                          Accountants.
                       Consolidated Balance Sheets dated April 13,
                          1995 and May 31, 1994. Consolidated Statements of Income for the period from June 1, 1994 through April 13, 1995, and for the years ended May 31, 1994 and 1993.
                       Consolidated Statements of Equity for the period from
                          June 1, 1994 through April 13, 1995, and for the years ended May 31, 1994 and 1993.
                       Consolidated Statements of Cash Flows for the period from
                          June 1, 1994 through April 13, 1995, and for the years ended May 31, 1994 and 1993.
                       Notes to Consolidated Financial Statements.

              (b) Pro Forma financial information:

                       Champion Combined Group and Salt Lake Regional Medical
                          Center

                           Pro Forma Combining Income Statement
                           For the Three Months Ended March 31, 1995

                           Pro Forma Combining Income Statement
                           For the Year Ended December 31, 1994

                           Pro Forma Combining Balance Sheet
                           March 31, 1995

                           Notes to Pro Forma Combining Financial Statements

                       Champion Combined Company and Dakota Hospital  (Champion
                           Combined Group)

                           Pro Forma Combining Income Statement
                           For the Year Ended December 31, 1994
                           Notes to Pro Forma Combining Income Statement

                       Champion Combined Company (Champion Healthcare
                           Corporation, AmeriHealth, Inc.
                           and Psychiatric Healthcare Corporation)

                           Pro Forma Combining Income Statement
                           For the Year Ended December 31, 1994
                           Notes to Pro Forma Combining Income Statement

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

                                       Champion Healthcare Corporation
                                  ---------------------------------------------
                                                (Registrant)



Date:  August 11, 1995            By: /s/ James G. VanDevender
                                  ---------------------------------------------
                                  James G. VanDevender
                                  Executive Vice President, Chief Financial
                                  Officer and Director

                          Exhibit Index

11      Statement Re: Computation of Per Share Earnings

27      Financial Data Schedule