Form 10-Q/A
period 1995-06-30
CHAMPION HEALTHCARE CORP /TX/
filed 1995-09-25
CIK 721601

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                         FORM 10-Q/A AMENDMENT NO. 1

                QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                       Champion Healthcare Corporation

                       FOR QUARTER ENDED JUNE 30, 1995



                       COMMISSION FILE NUMBER 0-11851
- --------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


              Delaware                                59-2283872
- ------------------------------------    -------------------------------------
  (State or other jurisdiction of                 (I.R.S. Employer
  incorporation or organization)              Identification Number)



 14340 Torrey Chase, Suite 320, Houston, Texas                   77014
- ------------------------------------------------          -------------------
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

                               YES  X   NO
                                   ---     ----


Common stock, par value $.01 per share: 4,243,975 shares outstanding as of August 11, l995.

                                     INDEX

                        CHAMPION HEALTHCARE CORPORATION

                                                                                  Page
PART I.    FINANCIAL INFORMATION                                                 Number
- --------------------------------                                                 ------
Item 1.  Financial Statements

                 Condensed consolidated balance sheet
                   as of June 30, 1995 (unaudited) and
                   December 31, 1994                                              2

                 Condensed consolidated statement of operations for
                   the three months and  six months
                   ended June 30, 1995 and 1994 (unaudited)                       3

                 Condensed consolidated statement of cash flows for
                   the six months ended June 30, 1995 and 1994
                   (unaudited)                                                    4

                 Notes to condensed consolidated financial statements at
                  June 30, 1995 (unaudited)                                       5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                   10

PART II.   OTHER INFORMATION
- ----------------------------

Item 4.  Submission of Matters to a Vote of Security Holders                     16

Item 6.  Exhibits and Reports on Form 8-K                                        16

SIGNATURES                                                                       18
- ----------

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHAMPION HEALTHCARE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                                        June 30,            December 31,
                                                                          1995                   1994
                                                                        ---------------------------------
                                                                             (Dollars in thousands)
ASSETS
Current assets:
  Cash and cash equivalents                                              $   7,046            $   48,424
  Restricted cash                                                               --                 5,000
  Accounts receivable, less allowance for doubtful
    accounts of $6,999 and $4,959 at June 30, 1995 and
    December 31, 1994, respectively                                         30,023                17,115
  Supplies inventory                                                         3,768                 1,942
  Prepaid expenses and other current assets                                  7,405                 4,899
                                                                        ----------            ----------
                    Total current assets                                    48,242                77,380

Property and equipment, less allowances for depreciation and amortization of $7,757 and  $5,340 at June 30, 1995 and
  December 31, 1994, respectively                                          143,657                81,913

Investment in DHHS                                                          43,836                40,088
Other assets                                                                20,600                17,172
                                                                        ----------            ----------
                    Total assets                                        $  256,335            $  216,553
                                                                        ==========            ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt and capital lease
    obligations                                                        $     1,626            $    4,781
  Accounts payable                                                           9,107                10,637
  Other current liabilities                                                 17,295                10,687
                                                                        ----------            ----------
                    Total current liabilities                               28,028                26,105

Long-term debt and capital lease obligations                               141,838               105,284
Other long-term liabilities                                                 11,622                11,037
Redeemable preferred stock                                                  79,407                76,294
Common stock, $.01 par value:
    Authorized - 25,000,000 shares, 4,243,975 and 4,223,975
    shares issued and outstanding at June 30, 1995
    and December 31, 1994, respectively                                         42                    42
Common stock subscribed, 80,000 and 100,000 shares at
    June 30, 1995 and December 31, 1994, respectively                           40                    50
Common stock subscription receivable                                           (40)                  (50)
Paid in capital                                                             13,717                15,998
Accumulated deficit                                                        (18,319)              (18,207)
                                                                         ---------            ----------
                    Total liabilities and stockholders' equity           $ 256,335            $  216,553
                                                                         =========            ==========



See notes to condensed consolidated financial statements.

CHAMPION HEALTHCARE CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                                                               Three Months Ended                    Six Months Ended
                                                                    June 30,                             June 30,
                                                              1995             1994                1995             1994
                                                           -----------------------------        -----------------------------
                                                                   (Dollars in thousands, except per share data)
Net patient service revenue                                  $  41,936         $ 22,269          $   69,561          $ 45,668
Other revenue                                                    1,383            1,134               2,485             2,298
                                                             ---------         ---------         ----------          --------

         Net revenue                                            43,319            23,403             72,046            47,966

Operating expenses:
  Salaries and benefits                                         18,498             8,900             31,260            17,892
  Other operating and administrative                            17,359             9,292             28,224            19,287
  Provision for bad debts                                        3,680             1,664              5,753             3,543
  Interest                                                       3,287             1,810              5,917             3,232
  Depreciation and amortization                                  2,082               896              3,614             1,619
  Equity in earnings of DHHS                                    (2,267)               --             (3,745)               --
                                                             ---------         ---------         ----------          --------

         Total expenses                                         42,639            22,562             71,023            45,573
                                                             ---------         ---------         ----------          --------

         Operating income                                          680               841              1,023             2,393

Minority interest                                                   44                --                 92                --
                                                             ---------         ---------         ----------          --------
         Income before income taxes and extraordinary
               item                                                636               841                931             2,393

Provision for income taxes                                         187                84                305               163
                                                             ---------         ---------         ----------          --------
         Income before extraordinary item                          449               757                626             2,230

         Extraordinary item-loss on early
              extinguishment of debt, net of tax benefit
              of $380                                             (738)              --                (738)               --
                                                             ---------         ---------         ----------          --------

         Net (loss) income                                   $    (289)        $     757         $     (112)         $  2,230
                                                             =========         =========         ==========          ========

         Loss applicable to common stock                     $  (1,778)        $    (380)         $  (3,092)         $    (64)
                                                             =========         =========         ==========          ========
Loss per common share:

         Loss before extraordinary item                      $    (.25)        $    (.31)         $    (.56)             (.05)
         Extraordinary item                                       (.17)               --               (.17)               --
                                                             ---------         ---------         ----------          --------


               Loss per common share                         $    (.42)        $    (.31)        $     (.73)         $   (.05)
                                                             =========         =========         ==========          ========




See notes to condensed consolidated financial statements.

CHAMPION HEALTHCARE CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                                                 Six Months Ended
                                                                                                      June 30,
                                                                                              1995                  1994
                                                                                            --------------------------------
                                                                                                 (Dollars in thousands)

Operating activities:
  Net (loss) income                                                                           $    (112)          $   2,230
  Extraordinary item, net of a tax benefit of $380                                                  738                  --
  Equity in earnings of DHHS                                                                     (3,745)                 --
  Minority interests                                                                                 92                  --
  Depreciation and amortization                                                                   3,614               1,619
  Provision for bad debts                                                                         5,753               3,543
  Changes in assets and liabilities, net of effects from acquisitions
    Increase in assets                                                                           (2,111)             (4,122)
    Increase (decrease) in liabilities                                                            3,297              (3,173)
                                                                                              ---------           ---------

                 Net cash provided by operating activities                                        7,526                  97
                                                                                              ---------           ---------

Investing activities:
  Additions to property and equipment                                                           (18,859)             (5,080)
  Purchase of hospital and healthcare related entities                                          (58,768)                 --
  Investment in Dakota Partnership                                                               (2,000)                 --
  Proceeds from sale of property and equipment                                                    1,470                  --
  Investment in note receivable                                                                  (1,615)               (175)
  Other                                                                                             363                 (38)
                                                                                              ---------           ---------

                 Net cash used in investing activities                                          (79,409)             (5,293)
                                                                                              ---------           ---------


Financing activities:
  Payments on long-term debt and capital lease obligations                                      (93,096)               (960)
  Proceeds from long-term debt obligations                                                      121,832                  --
  Payments related to issuance of long-term debt obligations                                     (3,927)                 --
  Release of restricted funds                                                                     5,000                  --
  Other                                                                                             696                  --
                                                                                              ---------           ---------

                 Net cash provided by (used in) financing activities                             30,505               (960)
                                                                                              ---------           ---------

                 Decrease in cash and cash equivalents                                          (41,378)             (6,156)


Cash and cash equivalents at beginning of period                                                 48,424              66,686
                                                                                              ---------           ---------

Cash and cash equivalents at end of period                                                    $   7,046            $ 60,530
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


                                                           Three months                Six months
                                                              ended                      ended
                                                            June 30, 1995             June 30, 1995
                                                         -----------------           ---------------
           INCOME STATEMENT DATA
             Net revenue                                        $ 27,577              $ 53,665
             Operating income                                      5,096                 8,719
             Net income                                            4,123                 6,810

             Company's equity in the earnings of DHHS              2,267                 3,745


                                                             June 30, 1995       December 31, 1994
                                                             -------------       ------------------
           BALANCE SHEET DATA
             Current assets                                     $ 34,016              $ 28,220
             Non-current assets                                   44,277                44,298
             Current liabilities                                  11,184                12,212
             Non-current liabilities                                 123                   129
             Partners' capital                                    66,986                60,177


NOTE 3 -- LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Long-term debt and capital lease obligations consisted of the following at June 30, 1995 and December 31, 1994 (dollars in thousands):

                                                                          JUNE 30,            DECEMBER 31,
                                                                           1995                  1994
                                                                         -----------          -----------

 Revolving Loan                                                           $  26,000             $      --
 Term Loan                                                                       --                18,500
 11% Senior Subordinated Notes (face amount  of $97,905, net of a
   discount of $666 at June 30, 1995)                                        97,239                62,703
 Wilmington Savings Fund Society                                                 --                 9,766
 Health Care REIT, Inc.                                                      11,520                12,770
 Other notes payable & capital lease obligations                              8,705                 6,326
                                                                          ---------             ---------
      Total debt and capital lease obligations                              143,464               110,065
 Less current portion                                                        (1,626)               (4,781)
                                                                          ---------              --------

      Total long-term debt and capital lease obligations                  $ 141,838             $ 105,284
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

or Prime rate. The incremental rate to be applied is based upon the Company meeting certain operational performance targets, as defined, and ranges from 2.5% to 3.0% with respect to the LIBOR rate option and from 1.0% to 1.5% with respect to the Prime rate option. At June 30, 1995 and December 31, 1994, the interest rates on the Revolving Loan and old credit facility were 9.06% and 9.12%, respectively. The Company currently has $649,000 outstanding under letters of credit. Proceeds from the refinancing were used to prepay approximately $48,000,000 principal amount outstanding under the Company's old credit facility and approximately $9,533,000 principal amount of debt held by Wilmington Savings Fund Society ("WSFS"). The interest rate on the WSFS Loan was 11.5% and 10.5% at May 31, 1995 (the date of prepayment) and December 31, 1994, respectively. With the exception of certain assets collateralizing debt assumed in the Company's 1994 acquisition of Psychiatric Healthcare Corporation, the Revolving Loan is collateralized by substantially all of the Company's assets. The terms of the Revolving Loan eliminated the requirement under the Company's previous bank credit facility to maintain a cash collateral account with the lender in the amount of $5,000,000. The Company's future acquisitions and divestitures may require, in certain circumstances, consent by lenders under this agreement.

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

                                                      Six months ended June 30,
                                                        1995              1994
                                                        ----              ----
                                                              (unaudited)
                                                     (Dollars in thousands, except
                                                            per share data)
 Net revenue                                           $    94,066       $   101,823
                                                       ===========       ===========

 Income before extraordinary item                      $     1,211       $     2,155
                                                       ===========       ===========

 Net income                                            $       473       $     2,155
                                                       ===========       ===========

 Loss per common share before extraordinary item       $     (0.42)      $     (0.06)
                                                       ===========       ===========

 Loss per common share                                 $     (0.59)      $     (0.06)
                                                       ===========       ===========

 Weighted average number of common shares
   outstanding                                               4,236             4,253
                                                       ===========       ===========

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

The weighted average number of shares used in computing loss per share are as follows:

                             Three Months Ended                    Six Months Ended
                                  June 30,                             June 30,
                           1995             1994                1995             1994
                         ---------------------------          --------------------------
Primary                  4,243,975        1,209,294           4,236,019        1,209,294
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

NOTE 8 -- CONTINGENCIES

Litigation. The Company is subject to claims and legal actions arising in the ordinary course of operations. In the opinion of management, the ultimate resolution of such pending legal proceedings will not have a material effect on the Company's financial position, results of operations or liquidity.

Professional Liability. The Company is self-insured up to $1,000,000 per occurrence for the payment of claims arising from professional liability risks. The Company has accrued liabilities for potential professional liability risks based on estimates for losses limited to $1,000,000 per occurrence and $4,000,000 in the aggregate. The Company is further insured by a commercial insurer for claims in excess of these limits up to an additional $10,000,000 over its self-insured retention. In the opinion of management, any unaccrued damages awarded will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

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

PART II.    OTHER INFORMATION

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            At the Company's annual stockholders meeting on May 25, 1995, the stockholders elected the following directors:


                                                                                            Broker Non-
                   Name                      For           Withheld        Abstentions         Votes
                   ----                      ---           --------        -----------      -----------
            Charles R. Miller             13,460,952       181,245            ---               ---
            James G. VanDevender          13,460,901       181,296            ---               ---
            Manuel A. Ferris              13,460,649       181,548            ---               ---
            Nolan Lehmann                 13,460,953       181,244            ---               ---
            Scott F. Meadow               13,460,953       181,244            ---               ---
            Paul B. Queally               13,460,953       181,244            ---               ---
            Richard D. Sage               13,392,636       249,561            ---               ---
            David S. Spencer              13,460,830       181,367            ---               ---
            William G. White              13,390,424       251,773            ---               ---
            James H. Conroy               13,460,946       181,251            ---               ---


            The stockholders also approved the adoption of the Selected Executive Stock Option Plan No. 5, which authorized 144,500 shares of common stock for issuance under the plan. The voting on this issue was as follows:


                      For                  Against                Abstain           Broker Non-Votes
                      ----                 -------                -------           ----------------
                   13,307,125              276,734                58,338                  ---

            The stockholders also ratified the appointment of Coopers & Lybrand, L.L.P. as the Company's independent auditors for 1995. The voting on this issue was as follows:

                      For                  Against                Abstain           Broker Non-Votes
                      ----                 -------                -------           ----------------
                   13,458,053              182,362                 1,782                  ---


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

Item 7.     Financial Statements and Exhibits

(a)         Financial Statements:

            Salt Lake Regional Medical Center:

                 Report of Coopers & Lybrand, L.L.P., Independent Accountants Consolidated Balance Sheets dated April 13, 1995 and May 31,
                     1994.
                 Consolidated Statements of Income for the period from June 1,
                     1994 through April 13, 1995, and for the years ended
                     May 31, 1994 and 1993.
                 Consolidated Statements of Equity for the period from June 1,
                     1994 through April 13, 1995, and for the years ended
                     May 31, 1994 and 1993.
                 Consolidated Statements of Cash Flows for the period from
                     June 1, 1994 through April 13, 1995, and for the years ended May 31, 1994 and 1993.
                 Notes to Consolidated Financial Statements.

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





                                           Champion Healthcare Corporation
                                       ----------------------------------------
                                                    (Registrant)




Date:  September 25, 1995              By:  /s/  James G. VanDevender
                                       ----------------------------------------
                                       James G. VanDevender
                                       Executive Vice President, Chief Financial
                                       Officer and Director

                                EXHIBIT INDEX


EXHIBIT
  NO.                         DESCRIPTION
- -------                       -----------
  11            Statement Re: Computation of Per Share Earnings

  27            Financial Data Schedule
