Form 10-Q
period 1995-09-30
CHAMPION HEALTHCARE CORP /TX/
filed 1995-11-14
CIK 721601

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                      FOR QUARTER ENDED SEPTEMBER 30, 1995

                         COMMISSION FILE NUMBER 0-11851


                        CHAMPION HEALTHCARE CORPORATION
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


            DELAWARE                                      59-2283872
---------------------------------             ---------------------------------
 (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
  INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NUMBER)


   14340 TORREY CHASE, SUITE 320, HOUSTON, TEXAS               77014
--------------------------------------------------------------------------------
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 ZIP CODE


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

Common stock, par value $.01 per share: 4,262,386 shares outstanding as of November 13, l995.

                                     INDEX

                        CHAMPION HEALTHCARE CORPORATION

                                                                           Page
                                                                          Number

PART I.    FINANCIAL INFORMATION
--------------------------------
[S]                                                                         [C]
Item 1.  Financial Statements

                 Condensed consolidated balance sheet
                   as of September 30, 1995 and
                   December 31, 1994 (unaudited)                             2

                 Condensed consolidated statement of operations for
                   the three months and nine months ended
                   September 30, 1995 and 1994 (unaudited)                   3

                 Condensed consolidated statement of cash flows for
                   the nine months ended September 30, 1995 and 1994
                   (unaudited)                                               4

                 Notes to condensed consolidated financial statements at
                   September 30, 1995 (unaudited)                            5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                              10

PART II.   OTHER INFORMATION
----------------------------

Item 5.  Other information                                                  16

Item 6.  Exhibits and Reports on Form 8-K                                   16

SIGNATURE                                                                   17
---------

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
CHAMPION HEALTHCARE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                                         September 30,        December 31,
                                                                             1995                 1994
                                                                              (Dollars in thousands)
                                                                         ----------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                              $   7,848             $  48,424
  Restricted cash                                                               --                 5,000
  Accounts receivable, less allowance for doubtful
    accounts of $7,097 and $4,959 at September 30, 1995 and
    December 31, 1994, respectively                                         28,477                17,115
  Supplies inventory                                                         3,715                 1,942
  Prepaid expenses and other current assets                                  7,646                 4,899
                                                                         ---------             ---------
                    Total current assets                                    47,686                77,380

Property and equipment, less allowances for depreciation and amortization of $9,515 and  $5,340 at September 30, 1995 and
  December 31, 1994, respectively                                          155,608                81,913

Investment in DHHS                                                          46,324                40,088
Other assets                                                                24,442                17,172
                                                                         ---------             ---------
                    Total assets                                         $ 274,060             $ 216,553
                                                                         =========             =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt and capital lease obligations        $   2,243             $   4,781
  Accounts payable                                                           9,250                10,637
  Due to third parties                                                       9,940                 2,241
  Other current liabilities                                                 14,977                 8,446
                                                                         ---------             ---------
                    Total current liabilities                               36,410                26,105

Long-term debt and capital lease obligations                               152,415               105,284
Other long-term liabilities                                                  8,935                11,037
Redeemable preferred stock                                                  81,491                76,294
Common stock, $.01 par value:
    Authorized - 25,000,000 shares, 4,262,386 and 4,223,975
    shares issued and outstanding at September 30, 1995
    and December 31, 1994, respectively                                         43                    42
Common stock subscribed, 80,000 and 100,000 shares at
  September 30, 1995 and December 31, 1994, respectively                        40                    50
Common stock subscription receivable                                           (40)                  (50)
Paid in capital                                                             12,294                15,998
Accumulated deficit                                                        (17,528)              (18,207)
                                                                         ---------             ---------
                    Total liabilities and stockholders' equity           $ 274,060             $ 216,553
                                                                         =========             =========





See notes to condensed consolidated financial statements.

CHAMPION HEALTHCARE CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                                                                 Three Months Ended                    Nine Months Ended
                                                                    September 30,                        September 30,
                                                               -------------------------           -------------------------
                                                                1995             1994                1995             1994
                                                                      (Dollars in thousands, except per share data)

Net patient service revenue                                    $ 44,877         $ 22,074           $ 114,438         $ 67,742
Other revenue                                                       912            1,257               3,397            3,555
                                                               --------         --------           ---------         --------

       Net revenue                                               45,789           23,331             117,835           71,297

Operating expenses:
  Salaries and benefits                                          19,638            8,961              50,898           26,853
  Other operating and administrative                             18,269            9,629              46,493           28,916
  Provision for bad debts                                         3,232            1,159               8,985            4,702
  Interest                                                        3,489            1,569               9,406            4,801
  Depreciation and amortization                                   2,357              900               5,971            2,519
  Equity in earnings of DHHS                                     (2,500)              --              (6,245)              --
                                                               --------         --------           ---------         --------

       Total expenses                                            44,485           22,218             115,508           67,791
                                                               --------         --------           ---------         --------

       Operating income                                           1,304            1,113               2,327            3,506

Minority interest                                                   (15)              --                  77               --
                                                               --------         --------           ---------         --------
       Income before income taxes and extraordinary item          1,319            1,113               2,250            3,506


Provision for income taxes                                          528               85                 833              248
                                                               --------         --------           ---------         --------

       Income before extraordinary item                             791            1,028               1,417            3,258

       Extraordinary item-loss on early
         extinguishment of debt, net of tax benefit of
         $380                                                        --               --                (738)              --
                                                               --------         --------           ---------         --------

       Net income                                              $    791         $  1,028           $     679         $  3,258
                                                               ========         ========           =========         ========


       Loss applicable to common stock                         $   (712)        $   (150)          $  (3,804)        $   (214)
                                                               ========         ========           =========         ========

Loss per common share:

       Loss before extraordinary item                          $   (.17)        $   (.12)          $    (.73)        $   (.18)
       Extraordinary item                                            --               --                (.17)              --
                                                               --------         --------           ---------         --------


       Loss per common share                                   $   (.17)        $   (.12)          $    (.90)        $   (.18)
                                                               ========         ========           =========         ========





See notes to condensed consolidated financial statements.

CHAMPION HEALTHCARE CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                                                   Nine Months Ended
                                                                                                     September 30,
                                                                                                1995                1994
                                                                                              -----------------------------
                                                                                                 (Dollars in thousands)
Operating activities:
  Net income                                                                                  $     679           $   3,258
  Extraordinary item, net of a tax benefit of $380                                                  738                  --
  Equity in earnings of DHHS                                                                     (6,245)                 --
  Minority interests                                                                                 77                  --
  Depreciation and amortization                                                                   5,971               2,519
  Provision for bad debts                                                                         8,985               4,702
  Changes in assets and liabilities, net of effects from acquisitions
    Increase in assets                                                                           (5,548)             (6,957)
    Increase (decrease) in liabilities                                                            6,127              (2,723)
                                                                                              ---------           ---------

                 Net cash provided by operating activities                                       10,784                 799
                                                                                              ---------           ---------

Investing activities:
  Additions to property and equipment                                                           (31,337)             (7,540)
  Purchase of hospital and healthcare related entities                                          (58,768)                 --
  Investment in Dakota Partnership                                                               (2,000)                 --
  Proceeds from sale of property and equipment                                                    1,470                  --
  Investment in note receivable                                                                  (2,023)               (175)
  Other                                                                                             363              (1,224)
                                                                                              ---------           ---------

                 Net cash used in investing activities                                          (92,295)             (8,939)
                                                                                              ---------           ---------


Financing activities:
  Payments on long-term debt and capital lease obligations                                      (93,977)             (1,796)
  Proceeds from long-term debt obligations                                                      133,046                  72
  Payments related to issuance of long-term debt obligations                                     (3,927)                 --
  Release of restricted funds                                                                     5,000                  --
  Other                                                                                             793                  --
                                                                                              ---------           ---------

                 Net cash provided by (used in) financing activities                             40,935              (1,724)
                                                                                              ---------           ---------

                 Decrease in cash and cash equivalents                                          (40,576)             (9,864)


Cash and cash equivalents at beginning of period                                                 48,424              66,686
                                                                                              ---------           ---------

Cash and cash equivalents at end of period                                                    $   7,848           $  56,822
                                                                                              =========           =========




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

Results for the nine months ended September 30, 1994, as previously reported in the Company's Form 8-K dated December 21, 1994, as amended, have been restated to reflect additional contractual allowances at one of the Company's hospitals.

The Company's business is seasonal in nature and subject to general economic conditions and other factors. Accordingly, operating results for the three and nine month periods ended September 30, 1995, are not necessarily indicative of the results that may be expected for the year ended December 31, 1995.

NOTE 2 -- SUMMARIZED FINANCIAL INFORMATION OF EQUITY AFFILIATE

The Company, through a wholly-owned subsidiary, owns 50% of a partnership operated as Dakota Heartland Health System ("DHHS"). DHHS owns and operates two general acute care hospitals with a total of 341 beds in Fargo, North Dakota, and the Company manages the combined operations of the two facilities
pursuant to an operating agreement with DHHS.   Under the terms of the
partnership agreement, the Company is entitled to 55% of DHHS's net income and distributable cash flow ("DCF") until such time as it has recovered on a cumulative basis an additional $10,000,000 of DCF. The Company is also obligated to advance funds to DHHS to cover any and all operating deficits. DHHS began operations on December 31, 1994.

CHAMPION HEALTHCARE CORPORATION

NOTE 2 -- SUMMARIZED FINANCIAL INFORMATION OF EQUITY AFFILIATE -- CONTINUED

The Company accounts for its investment in DHHS under the equity method. The following table summarizes certain financial information of DHHS as of and for the quarter and nine months ended September 30, 1995 (dollars in thousands). Earnings before interest, taxes, depreciation and amortization ("EBITDA") has been included because it is a widely used measure of internally generated cash flow and is frequently used in estimating a company's value. EBITDA is not an acceptable measure of liquidity, cash flow or operating income under generally accepted accounting principles.

                                                               Three months ended    Nine months ended
                                                               September 30, 1995    September 30, 1995
                                                               ------------------    ------------------
                INCOME STATEMENT DATA
                  Net revenue                                       $ 26,520              $ 80,185
                  EBITDA                                               5,524                14,243
                  Net income                                           4,545                11,355

                  Company's equity in the earnings of DHHS             2,500                 6,245

                                                               September 30, 1995     December 31,1994
                                                               ------------------     ----------------
                BALANCE SHEET DATA
                 Current assets                                     $ 36,114              $ 28,220
                 Non-current assets                                   44,139                44,298
                 Current liabilities                                   8,678                12,212
                 Non-current liabilities                                  43                   129
                 Partners' capital                                    71,532                60,177


NOTE 3 -- LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Long-term debt and capital lease obligations consisted of the following at September 30, 1995 and December 31, 1994 (dollars in thousands):

                                                                   September 30,         December 31,
                                                                       1995                 1994
                                                                   -------------         ------------
Revolving Loan                                                      $  37,200             $      --
Term Loan                                                                  --                18,500
11% Senior Subordinated Notes (face amount of $98,767, net of a
  discount of $654 at September 30, 1995)                              98,113                62,703
Wilmington Savings Fund Society                                            --                 9,766
Health Care REIT, Inc.                                                 11,320                12,770
Other notes payable & capital lease obligations                         8,025                 6,326
                                                                    ---------             ---------
     Total debt and capital lease obligations                         154,658               110,065
Less current portion                                                   (2,243)               (4,781)
                                                                    ---------             ---------

     Total long-term debt and capital lease obligations             $ 152,415             $ 105,284
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

amount available under the Revolving Loan declines to $80,000,000 on the third anniversary date. The Revolving Loan also provides for short term letters of credit of up to $5,000,000. The Revolving Loan matures no later than March 31, 1999 and bears interest at a lender defined incremental rate plus, at the Company's option, the LIBOR or Prime rate. The incremental rate to be applied is based upon the Company meeting certain operational performance targets, as defined, and ranges from 2.5% to 3.0% with respect to the LIBOR rate option and from 1.0% to 1.5% with respect to the Prime rate option. At September 30, 1995 and December 31, 1994, the interest rates on the Revolving Loan and old credit facility were 8.96% and 9.12%, respectively. The Company currently has $649,000 outstanding under letters of credit. Proceeds from the refinancing were used to prepay approximately $48,000,000 principal amount outstanding under the Company's old credit facility and approximately $9,533,000 principal amount of debt held by Wilmington Savings Fund Society ("WSFS"). The interest rate on the WSFS Loan was 11.5% and 10.5% at May 31, 1995 (the date of prepayment) and December 31, 1994, respectively. With the exception of certain assets collateralizing debt assumed in the Company's 1994 acquisition of Psychiatric Healthcare Corporation, the Revolving Loan is collateralized by substantially all of the Company's assets. The terms of the Revolving Loan eliminated the requirement under the Company's previous bank credit facility to maintain a cash collateral account with the lender in the amount of $5,000,000. The Company's future acquisitions and divestitures may require, in certain circumstances, consent by lenders under this agreement.

In connection with the Company's refinancing and prepayment of its old credit facility and the WSFS debt, the Company wrote off unamortized deferred financing costs of $738,000 (net of an income tax benefit of $380,000). Such amounts were recorded as an extraordinary loss in the accompanying condensed consolidated statement of operations.

On June 12, 1995, the Company issued $35,000,000 face amount (less a discount of approximately $668,000) of Senior Subordinated Notes (the "Notes"). The Notes mature on December 31, 2003 and require quarterly interest payments at an annual effective rate of 11.35% (11% stated rate). The Notes include detachable warrants for the purchase of 525,000 shares of common stock. The warrants are exercisable for common stock at the holder's option at an exercise price of $9.00 per share until December 31, 2003. The Notes are subject to redemption on or after December 31, 1995, at the Company's option, at prices declining from 112.5% of the principal amount at December 31, 1995 to par on December 31, 2002. Additionally, the Note holders may require the Company to repurchase all outstanding Notes in the event of a change in control of the Company based on a declining redemption premium ranging from 112.5% to 103% of principal. Proceeds from the issuance of Notes were used to paydown approximately $31,500,000 principal amount outstanding under the Revolving Loan with the remainder retained for general corporate purposes. The Notes are uncollateralized obligations and are subordinated in right of payment to certain senior indebtedness of the Company. Approximately $668,000 of the proceeds from the issuance of the Notes were allocated to the warrants.

The Company is subject to various loans, notes and mortgages that contain restrictive covenants which include, among others, restrictions on additional indebtedness, the payment of dividends and other distributions, the repurchase of common stock and related securities under certain circumstances, and the requirement to maintain certain financial ratios. The Company was in compliance with or has obtained permanent waivers for all loan covenants to which it was subject at September 30, 1995.

NOTE 4 -- ACQUISITIONS

On April 13, 1995, the Company acquired Salt Lake Regional Medical Center ("SLRMC") from HealthTrust, Inc.-The Hospital Company ("HTI"). SLRMC is located in Salt Lake City, Utah, and is comprised of a 200 bed tertiary care hospital and five clinics. During the third quarter of 1995, the Company and the successor to HTI, Columbia/HCA, finalized total consideration paid for SLRMC at approximately $58,015,000, which consisted of $56,248,000 in cash and additional consideration due of approximately $1,767,000, which the Company has recorded in other current liabilities. Cash consideration included approximately $11,521,000 for certain working capital components and reimbursement of certain capital expenditures made previously by the seller.

CHAMPION HEALTHCARE CORPORATION

NOTE 4 -- ACQUISITIONS -- CONTINUED

The Company funded the asset purchase from available cash and approximately $30,000,000 in borrowings under its old credit facility. SLRMC was formerly a not-for-profit hospital acquired by HTI in August 1994 and was sold pursuant to a consent decree and settlement agreement between HTI and the Federal Trade Commission. Consummation of the sale had been subject to approval by the Federal Trade Commission, which was received on April 7, 1995. The acquisition was accounted for as a purchase transaction with the purchase price allocated preliminarily to the fair value of acquired net working capital and property and equipment. Adjustments, if any, are not expected to be material to the overall purchase accounting.

The following selected unaudited pro forma financial information for the nine months ended September 30, 1995 and 1994 assumes that the acquisition of SLRMC occurred on January 1, 1995 and 1994, respectively, and that the acquisition of AmeriHealth, Psychiatric Healthcare Corporation, and the formation of the DHHS partnership occurred on January 1, 1994. The pro forma financial information does not purport to be indicative of the results that actually would have been obtained had the operations been combined during the periods presented, and is not intended to be a projection of future results or trends.

                                                           Nine months ended
                                                             September 30,
                                                         1995              1994
                                                      -----------       ----------
                                                         (Dollars in thousands,
                                                         except per share data)
Net revenue                                           $   139,855       $  150,752
                                                      ===========       ==========

Income before extraordinary item                      $     1,901       $    2,301
                                                      ===========       ==========

Net income                                            $     1,163       $    2,301
                                                      ===========       ==========

Loss per common share before extraordinary item       $     (0.61)      $    (0.35)
                                                      ===========       ==========

Loss per common share                                 $     (0.78)      $    (0.35)
                                                      ===========       ==========

Weighted average number of common shares
  outstanding                                               4,243            4,260
                                                      ===========       ==========


On October 21, 1994, the Company acquired Psychiatric Healthcare Corporation ("PHC") for a net purchase price of approximately $24,600,000. The Company has completed its analysis of the assets acquired and liabilities assumed and has allocated approximately $8,800,000 in excess purchase price to goodwill, which is currently being amortized over a 20 year period. Additionally, the net purchase price included contingent consideration of up to $2,000,000 in additional preferred stock, notes and detachable warrants, including approximately $1,300,000 due upon the disposition of a facility that was closed and held for sale at the date of acquisition. The facility was sold in March 1995. To date, the Company has issued approximately $1,440,000 in additional preferred stock, notes and detachable warrants as required under the PHC purchase agreement, and expects to issue the remaining contingent consideration of approximately $560,000 in the fourth quarter of 1995.

CHAMPION HEALTHCARE CORPORATION

NOTE 5 -- LOSS PER SHARE

Primary loss per share is calculated by dividing loss attributable to common stockholders (net income less preferred stock dividend requirements) by the weighted average number of common and common equivalent shares outstanding during each period, assuming the exercise of all stock options and warrants, when dilutive, with an exercise price less than the average market price of the common stock using the treasury stock method. Fully diluted income per share is not presented for the quarter and nine months ended September 30, 1995 and 1994 as the results are anti-dilutive.

The weighted average number of shares used in computing loss per share are as follows:

                                      Three Months Ended                    Nine Months Ended
                                        September 30,                         September 30,
                                    1995             1994                1995             1994
                                  --------------------------           --------------------------
         Primary                  4,257,526        1,209,294           4,243,267        1,209,294
                                  =========        =========           =========        =========

         Fully Diluted               N/A              N/A                 N/A              N/A

NOTE 6 -- CUMULATIVE CONVERTIBLE REDEEMABLE PREFERRED STOCK

At September 30, 1995, the Company had outstanding 10,440,385 shares of Series A, A-1, B, C and D Cumulative Convertible Redeemable Preferred Stock (collectively, "Preferred Stock") which were convertible into 9,984,625 shares of common stock. The Company is subject to certain credit agreements which restrict its right to pay cash dividends on its common stock and Preferred Stock. At September 30, 1995, the dividend arrearage on the Company's Preferred Stock was $11,185,000 and will increase as dividends accumulate.

NOTE 7 -- INCOME TAXES

The income tax provision recorded for the quarter and nine months ended September 30, 1995 and 1994, respectively, differs from the expected income tax provision due to permanent differences, the provision for state income taxes and the realization of net deferred tax assets.

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

NOTE 9 -- SUBSEQUENT EVENT

On November 9, 1995, the Company entered into a definitive agreement with Columbia/HCA to acquire Jordan Valley Hospital ("Jordan"), a 50 bed acute care hospital in West Jordan, Utah, in exchange for Autauga Medical Center, an 85 bed acute care hospital, and Autauga Health Care Center, a 72 bed skilled nursing facility, both in Prattville, Alabama, plus additional cash consideration of approximately $7,500,000. The transaction is subject to various third-party approvals, including that of the Federal Trade Commission. The Company believes that consummation of this transaction is probable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SIGNIFICANT ACQUISITIONS

The Company was formed on February 1, 1990 to acquire and operate general acute care and specialty hospitals which may be under performing financially but have or can develop a competitive market position by establishing themselves as the low cost provider of quality health care services within their respective markets. To date, the Company has acquired ten operating hospitals and one skilled nursing facility and has entered into a partnership with an unaffiliated hospital.

Because of the financial impact of the Company's recent acquisitions and the formation of the DHHS partnership, it is difficult to make meaningful comparisons between the Company's financial statements for the fiscal periods presented. Furthermore, each additional hospital acquisition can have a significant impact on the Company's overall financial performance. After acquiring a hospital, the Company attempts to implement various operating efficiencies and cost cutting strategies, including staffing adjustments. The Company may also incur significant additional costs to expand the hospital's services and improve its market position. The Company can give no assurance that these investments and other activities will result in significant increases in revenue or reductions in costs at the acquired facility. Consequently, the financial performance of an acquired hospital may adversely affect the Company's operating results in the near-term. The Company believes this effect will be mitigated as additional hospitals are acquired.

EFFECT OF PROPOSED LEGISLATION

Congress continues to consider legislation that could significantly impact Medicare, Medicaid and other government funding of health care costs. Initiatives currently before Congress, if enacted, would significantly reduce payments under various government programs, including, among others, payments to disproportionate share and teaching hospitals. A reduction in these payments would adversely affect net revenue and operating margins at certain of
the Company's hospitals.   Approximately 54.9% of the Company's net patient
service revenue was attributable to the Medicare and Medicaid programs for the nine months ended September 30, 1995. The Company is unable to predict what legislation, if any, will be enacted by Congress in the future or what effect such legislation might have on the Company's results of operations.

RESULTS OF OPERATIONS

Quarter Ended September 30, 1995 Compared to Quarter Ended September 30, 1994

The Company reported net income of $791,000 for the quarter ended September 30, 1995, compared to net income of $1,028,000 for the third quarter of 1994. On a per share basis, after deducting non-cash dividend requirements for preferred stockholders of $1,503,000 and $1,178,000 for the quarters ended September 30, 1995 and 1994, respectively, the Company reported a primary loss per share of $0.17 for the quarter ended September 30, 1995, compared to a primary loss per share of $0.12 for the third quarter of 1994. Fully diluted earnings per share was not presented for the quarters ended September 30, 1995 and 1994 due to the anti-dilutive effect of such calculation.

Operating income for the quarter ended September 30, 1995, included approximately $2,500,000 attributable to the Company's equity in the earnings of DHHS. The Company contributed Heartland Medical Center ("Heartland") to the DHHS partnership effective December 31, 1994, and accounts for its investment in DHHS under the equity method. Previously, the Company had consolidated Heartland for financial reporting purposes. Operating income for the quarter ended September 30, 1994, included $1,693,000 attributable to Heartland.

The Company had net revenue of $45,789,000 for the three months ended September 30, 1995, compared to $23,331,000 for same period in 1994, an increase of $22,458,000 or 96.3%. The increase was due primarily to hospital acquisitions in the fourth quarter of 1994 and April 1995 (collectively, the "Acquisitions"), and was offset, in part, by the contribution of Heartland to the DHHS partnership. Net revenue for the prior period included approximately $9,563,000 attributable to Heartland.

Net revenue for the quarter ended September 30, 1994, included approximately $632,000 in interest income earned on cash balances.

The Company's operations are labor intensive with salaries and benefits comprising the single largest item in operating expenses. Salaries and benefits increased 119.1% to $19,638,000 for the quarter ended September 30, 1995, compared to $8,961,000 for the third quarter of 1994, primarily as a result of the Company's Acquisitions. As a percent of net revenue, salaries and benefits were 42.9% and 38.4% for the quarters ended September 30, 1995 and 1994, respectively. This trend is consistent with the Company's strategy of acquiring hospitals that have attractive market share and profit potential, but which may be under performing due to a lack of capital or management resources. In many instances, these hospitals incur labor and other operating costs in excess of what the Company believes is necessary for the efficient operation of the facility. The Company attempts to reduce these costs over time by implementing various operating efficiencies and cost cutting strategies. However, the Company can give no assurance that its efforts will ultimately result in significant cost reductions at these facilities.

The major components of other operating and administrative expenses were professional fees, taxes (other than income), insurance, utilities and other services. Other operating and administrative expenses increased by 89.7% to $18,269,000 for the quarter ended September 30, 1995, compared to $9,629,000 in 1994, once again as a result of the Company's Acquisitions. As a percent of net revenue, other operating and administrative expenses were 39.9% for the third quarter of 1995 compared to 41.3% in 1994.

Provision for bad debts was $3,232,000 for the quarter ended September 30, 1995, or 7.2% of net patient service revenue, compared to $1,159,000, or 5.3% in 1994. The increase in provision for bad debts as a percent of net patient service revenue resulted primarily from an increase in revenues attributable to uninsured and underinsured patients at certain facilities, which have historically been the source of the Company's uncollectable accounts.

Interest expense increased to $3,489,000 in the third quarter of 1995 compared to $1,569,000 for the comparable period in 1994, due principally to (i) the increase in amounts outstanding under the Company's Revolving Loan and old credit facility as a result of its acquisition of SLRMC, (ii) the issuance of $19,133,000 and $35,000,000 of 11% Senior Subordinated Notes on December 30, 1994 and June 12, 1995, respectively, and (iii) debt assumed and/or issued in connection with the acquisitions of AmeriHealth, Inc. and Psychiatric Healthcare Corporation in the fourth quarter of 1994. Interest expense also increased due to an increase in the interest rate under which the Company calculates interest payments on amounts outstanding under the Revolving Loan and old credit facility (a weighted average of approximately 8.95% and 8.19% for the quarters ended September 30, 1995 and 1994, respectively.)

Depreciation and amortization expense was $2,357,000 in 1995 compared to $900,000 in 1994, an increase of $1,457,000 or 161.9%. This increase is due primarily to the Company's Acquisitions, as well as the Company's ongoing capital improvement programs at its existing hospitals.

For the quarters ended September 30, 1995 and 1994, the Company capitalized approximately $576,000 and $139,000, respectively, in interest costs associated with the construction of a hospital and other medical related facilities.

Nine Months Ended September 30, 1995 Compared to Nine Months Ended September 30, 1994

The Company reported net income of $679,000 for the nine months ended September 30, 1995, compared to net income of $3,258,000 for the comparable period in 1994. On a per share basis, after deducting non-cash dividend requirements for preferred stockholders of $4,483,000 and $3,472,000 for the nine months ended September 30, 1995 and 1994, respectively, the Company reported a primary loss per share of $0.90 for the nine months ended September 30, 1995, compared to a primary loss per share of $0.18 for the first nine months of 1994. The net loss for the nine months ended September 30, 1995, included an extraordinary loss of approximately $738,000 (net of an income tax benefit of $380,000), or $0.17 per share, on the early extinguishment of debt. Fully diluted earnings per share was not presented for the nine months ended September 30, 1995 and 1994 due to the anti-dilutive effect of such calculation.

Operating income for the nine months ended September 30, 1995, included approximately $6,245,000 attributable to the Company's equity in the earnings of DHHS. The Company contributed Heartland Medical Center to the DHHS partnership effective December 31, 1994, and accounts for its investment in DHHS under the equity method. Previously, the Company had consolidated Heartland for financial reporting purposes. Operating income for the nine months ended September 30, 1994, included $4,954,000 attributable to Heartland.

The Company had net revenue of $117,835,000 for the nine months ended September 30, 1995, compared to $71,297,000 for same period in 1994, an increase of $46,538,000 or 65.3%. The increase was due primarily to hospital acquisitions in the fourth quarter of 1994 and April 1995, and was offset, in part, by the contribution of Heartland Medical Center to the DHHS partnership. Net revenue for the nine months ended September 30, 1994, included approximately $29,464,000 attributable to Heartland.

Net revenue for the nine months ended September 30, 1995 and 1994, included approximately $728,000 and $1,633,000, respectively, in interest income earned on cash balances.

Salaries and benefits increased 89.5% to $50,898,000 for the nine months ended September 30, 1995, compared to $26,853,000 for the first nine months of 1994, primarily as a result of the Company's Acquisitions. As a percent of net revenue, salaries and benefits were 43.2% and 37.7% for the nine months ended September 30, 1995 and 1994, respectively. This trend is consistent with the Company's strategy of acquiring hospitals that have attractive market share and profit potential, but which may be under performing due to a lack of capital or management resources. In many instances, these hospitals incur labor and other operating costs in excess of what the Company believes is necessary for the efficient operation of the facility. The Company attempts to reduce these costs over time by implementing various operating efficiencies and cost cutting strategies. However, the Company can give no assurance that its efforts will ultimately result in significant cost reductions at these facilities.

The major components of other operating and administrative expenses were professional fees, taxes (other than income), insurance, utilities and other services. Other operating and administrative expenses increased by 60.8% to $46,493,000 for the nine months ended September 30, 1995, compared to $28,916,000 in 1994, once again as a result of the Company's Acquisitions. As a percent of net revenue, other operating and administrative expenses declined to 39.5% for the for the first nine months of 1995 compared to 40.6% in 1994.

Provision for bad debts was $8,985,000 for the nine months ended September 30, 1995, or 7.9% of net patient service revenue, compared to $4,702,000, or 6.9% in 1994. The increase in provision for bad debts as a percent of net patient service revenue resulted primarily from an increase in revenues attributable to uninsured and underinsured patients at certain facilities, which have historically been the source of the Company's uncollectable accounts.

Interest expense increased to $9,406,000 in the first nine months of 1995 compared to $4,801,000 for the comparable period in 1994, due principally to
(i) the increase in amounts outstanding under the Company's Revolving Loan and old credit facility as a result of its acquisition of SLRMC, (ii) the issuance of $19,133,000 and $35,000,000 of 11% Senior Subordinated Notes on December 30, 1994 and June 12, 1995, respectively, and (iii) debt assumed and/or issued in connection with the acquisitions of AmeriHealth, Inc. and Psychiatric Healthcare Corporation in the fourth quarter of 1994. Interest expense also increased due to an increase in the interest rate under which the Company calculates interest payments on amounts outstanding under the Revolving Loan and old credit facility (a weighted average of approximately 9.21% and 7.40% for the nine months ended September 30, 1995 and 1994, respectively.)

Depreciation and amortization expense was $5,971,000 in 1995 compared to $2,519,000 in 1994, an increase of $3,452,000 or 137.0%. This increase is due primarily to the Company's Acquisitions, as well as the Company's ongoing capital improvement programs at its existing hospitals.

For the nine months ended September 30, 1995 and 1994, the Company capitalized approximately $1,297,000 and $139,000, respectively, in interest costs associated with the construction of a hospital and other medical related facilities.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $7,848,000 at September 30, 1995. The Company also had $62,151,000 available under its senior secured bank facility, subject to certain limitations, which it refinanced and expanded from $50,000,000 to $100,000,000 effective May 31, 1995.

The Company generated approximately $10,784,000 in cash from operations for the nine months ended September 30, 1995. Cash flow from operations has not contributed significantly to the Company's liquidity in the past, due principally to its strategy of acquiring under performing hospitals. The Company seeks to improve cash flows at its acquired facilities through the implementation of improved operating efficiencies over time. However, there can be no assurance that the Company's efforts will be successful, nor can it give any assurance that these improvements, if achieved, will result in increased cash flows from operations.

For the nine months ended September 30, 1995, the Company expended approximately $31,337,000 for capital expenditures, which included approximately $22,795,000 in expenditures related to a hospital and medical building under construction in Midland, Texas and approximately $4,756,000 related to the construction of an ambulatory care center at the Company's Baytown, Texas facility. The Baytown and Midland facilities began operations in June and October of 1995, respectively. Also for the nine months ended September 30, 1995, the Company expended approximately $93,977,000 for principal payments on long-term debt and capitalized lease obligations, which included a $850,000 debt reduction concurrent with the sale of a closed PHC facility, the defeasement of approximately $1,200,000 principal amount of bonds outstanding at a former AmeriHealth facility, and a $31,500,000 prepayment on amounts outstanding under the Revolving Loan concurrent with the issuance of Senior Subordinated Notes on June 12, 1995. In connection with the Company's refinancing of its old credit facility on May 12, 1995, the Company prepaid approximately $48,000,000 outstanding under the old credit facility and approximately $9,533,000 principal amount of debt held by Wilmington Savings Fund Society.

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

On April 13, 1995, the Company acquired Salt Lake Regional Medical Center from HealthTrust, Inc.-The Hospital Company. SLRMC is located in Salt Lake City, Utah, and is comprised of a 200 bed tertiary care hospital and five clinics. During the third quarter of 1995, the Company and the successor to HTI, Columbia/HCA, finalized total consideration paid for SLRMC at approximately $58,015,000, which consisted of $56,248,000 in cash and additional consideration due of approximately $1,767,000, which the Company has recorded in other current liabilities. The acquisition was accounted for as a purchase transaction with the purchase price allocated preliminarily to the fair value of acquired net working capital and property and equipment. Adjustments, if any, are not expected to be material to the overall purchase accounting.

On June 12, 1995, a wholly-owned subsidiary of the Company acquired Brookside Health Group, a home healthcare provider located in Richmond, Virginia. The Company paid total consideration, including transaction costs, of approximately $3,651,000, which consisted of approximately $2,520,000 in cash and the issuance of $1,131,000 in notes payable to the seller. The Company funded the acquisition from available funds.

On November 9, 1995, the Company entered into a definitive agreement with Columbia/HCA to acquire Jordan Valley Hospital ("Jordan"), a 50 bed acute care hospital in West Jordan, Utah, in exchange for Autauga Medical Center, an 85 bed acute care hospital, and Autauga Health Care Center, a 72 bed skilled nursing facility, both in Prattville, Alabama, plus additional cash consideration of approximately $7,500,000. The transaction is subject to various third-party approvals, including that of the Federal Trade Commission. The Company believes that consummation of this transaction is probable.

On May 31, 1995, the Company refinanced and prepaid amounts outstanding under its old credit facility obtained in November 1993 with a $100,000,000 Revolving Loan. Amounts available under the Revolving Loan are subject to certain limitations, and the total amount available under the Revolving Loan declines to $80,000,000 on the third anniversary date. The Company had approximately $37,200,000 outstanding under its Revolving Loan at September 30, 1995. The Revolving Loan also provides for short term letters of credit of up to $5,000,000. The Revolving Loan matures no later than March 31, 1999 and bears interest at a lender defined incremental rate plus, at the Company's option, the LIBOR or Prime rate. The incremental rate to be applied is based upon the Company meeting certain operational performance targets, as defined, and ranges from 2.5% to 3.0% with respect to the LIBOR rate option and from 1.0% to 1.5% with respect to the Prime rate option. At September 30, 1995 and December 31, 1994, the interest rates on the Revolving Loan and old credit facility were 8.96% and 9.12%, respectively. The Company currently has $649,000 outstanding under letters of credit. Proceeds from the refinancing were used to prepay approximately $48,000,000 principal amount outstanding under the Company's old credit facility and approximately $9,533,000 principal amount of debt held by WSFS. In connection with the prepayment of such debt, the Company expensed approximately $738,000 (net of a tax benefit of $380,000) of deferred loan costs. With the exception of certain assets collateralizing debt assumed in the Company's 1994 acquisition of Psychiatric Healthcare Corporation, the Revolving Loan is collateralized by substantially all of the Company's assets. The terms of the Revolving Loan eliminated the requirement under the Company's previous bank credit facility to maintain a cash collateral account with the lender in the amount of $5,000,000. The Company's future acquisitions and divestitures may require, in certain circumstances, consent by lenders under this agreement.

On June 12, 1995, the Company issued $35,000,000 face amount (less a discount of approximately $668,000) of Senior Subordinated Notes. The Notes mature on December 31, 2003 and require quarterly interest payments at an annual effective rate of 11.35% (11% stated rate). The Notes include detachable
warrants for the purchase of 525,000 shares of common stock.   The warrants are
exercisable for common stock at the holder's option at an exercise price of $9.00 per share until December 31, 2003. The Notes are subject to redemption on or after December 31, 1995, at the Company's option, at prices declining from 112.5% of the principal amount at December 31, 1995 to par on December 31, 2002. Additionally, the Note holders may require the Company to repurchase all outstanding Notes in the event of a change in control of the Company based on a declining redemption premium ranging from 112.5% to 103% of principal.
Proceeds from the issuance of Notes were used to paydown approximately $31,500,000 principal amount outstanding under the Revolving Loan with the remainder retained for general corporate purposes. The Notes are uncollateralized obligations and are subordinated in right of payment to certain senior indebtedness of the Company. Approximately $668,000 of the proceeds from the issuance of the Notes were allocated to the warrants.

The Company is subject to various loans, notes and mortgages that contain restrictive covenants which include, among others, restrictions on additional indebtedness, the payment of dividends and other distributions, the repurchase of common stock and related securities under certain circumstances, and the requirement to maintain certain financial ratios. The Company was in compliance with or has received permanent waivers for all loan covenants to which it was subject as of September 30, 1995.

The Company is subject to certain credit agreements that restrict its right to pay cash dividends on its common stock and Series A, A-1, B, C and D Preferred Stock. Furthermore, the Company can not pay cash dividends on its common stock until dividends on the Preferred Stock have been paid in full. At September 30, 1995, the dividend arrearage on the Company's Preferred Stock was $11,185,000 and will increase as dividends accumulate. The Company is presently exploring options to mitigate the impact of future Preferred Stock dividends which may include modification of certain of the Company's Preferred Stock Agreements.

At September 30, 1995, 10,440,385 shares of Preferred Stock were redeemable and convertible into 9,984,625 shares of common stock. Additionally, at September 30, 1995, the Company had outstanding 2,848,890 warrants to purchase 3,234,762 shares of Common Stock.

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

PART II.    OTHER INFORMATION

ITEM 5.  OTHER INFORMATION:

On November 9, 1995, the Company entered into a definitive agreement with Columbia/HCA to acquire Jordan Valley Hospital ("Jordan"), a 50 bed acute care hospital in West Jordan, Utah, in exchange for Autauga Medical Center, an 85 bed acute care hospital, and Autauga Health Care Center, a 72 bed skilled nursing facility, both in Prattville, Alabama, plus additional cash consideration of approximately $7,500,000. The transaction is subject to various third-party approvals, including the Federal Trade Commission.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

(a)           Exhibits

              11 Statement Re:  Computation of Per Share Earnings

              27 Financial Data Schedule

(b)           Reports on Form 8-K

              During the quarter for which this report on Form 10-Q is filed, the Company amended its report on Form 8-K dated December 6, 1994, (Amendment No 2.), in which it had previously reported the approval of the merger transaction in the Registrant's proxy statement dated November 11, 1994, by the Registrant's shareholders. The report amended previous disclosures made under
              Item 7. Financial Statements and Exhibits.

              During the quarter for which this report on Form 10-Q is filed, the Company amended its report on Form 8-K dated December 21, 1994, (Amendment No 2.), in which it had previously reported the formation of a general partnership by a subsidiary of the Registrant. The report amended previous disclosures made under
              Item 7.  Financial Statements and Exhibits.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                      Champion Healthcare Corporation
                                    -----------------------------------
                                              (Registrant)




Date:  November 14, 1995            By: /s/ JAMES G. VANDEVENDER
                                    -----------------------------------
                                    James G. VanDevender
                                    Executive Vice President, Chief
                                    Financial Officer and Director

                              INDEX TO EXHIBITS



 Exhibit No.                     Description
 -----------                     -----------
     11             Statement Re: Computation of Per Share Earnings

     27             Financial Data Schedule