Form 10-K
period 1995-12-31
CHAMPION HEALTHCARE CORP /TX/
filed 1996-04-01
CIK 721601

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K




       [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                       OR

       [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
               FOR THE TRANSITION PERIOD FROM __________TO __________

                           COMMISSION FILE NO. 0-11851

                        CHAMPION HEALTHCARE CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 DELAWARE                                        59-2283872
         (STATE OF INCORPORATION)                     (IRS EMPLOYER IDENTIFICATION NO.)

515 W. GREENS ROAD, SUITE 800, HOUSTON, TEXAS                      77067
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                       (ZIP CODE)

             14340 TORREY CHASE, SUITE 320, HOUSTON, TEXAS, 77014
                               (FORMER ADDRESS)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:           (713) 583-5491

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

COMMON STOCK, $.01 PAR VALUE                AMERICAN STOCK EXCHANGE
      (TITLE OF CLASS)              (NAME OF EACH EXCHANGE ON WHICH REGISTERED)

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  NONE

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.  YES  X   NO
                                        ---     ---

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO
THIS FORM 10-K.  [   ]

THE AGGREGATE MARKET VALUE OF VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT BASED ON THE LAST REPORTED SALES PRICE ON MARCH 25, 1996, IS APPROXIMATELY $46,918,000.

THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK, $0.01 PAR VALUE, AS OF MARCH 25, 1996: 11,963,366 SHARES.

                      DOCUMENTS INCORPORATED BY REFERENCE

PART III OF THIS REPORT IS INCORPORATED BY REFERENCE FROM THE COMPANY'S DEFINITIVE PROXY STATEMENT RELATING TO ITS ANNUAL MEETING OF STOCKHOLDERS, WHICH WILL BE FILED WITH THE COMMISSION NO LATER THAN APRIL 29, 1996.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

Champion Healthcare Corporation (the "Company," including, where appropriate, its wholly owned and majority-owned subsidiaries and controlled partnerships), is engaged in the ownership and management of general acute care and specialty hospitals and related health care facilities. As of March 25, 1996, the Company owns and operates five general acute care hospitals with a total of 722 licensed beds in Texas, Utah and Virginia, and two psychiatric hospitals with a total of 219 licensed beds in Missouri and Louisiana. The Company also owns a 50% interest in a partnership that owns and operates two general acute care hospitals with a total of 341 beds in North Dakota, which it accounts for under the equity method of accounting. The Company's principal executive offices are located at 515 W. Greens Rd., Suite 800, Houston, TX 77067, and its telephone number is 713-583-5491.

RECAPITALIZATION

Effective December 31, 1995, the Company and its preferred shareholders entered into the 1995 Recapitalization Agreement for the principal purpose of enhancing the value of common stock by reducing the complexity of the Company's capital structure and eliminating the accrual of future dividends on its outstanding preferred stock and the resulting impact on earnings per share. As a result of the Recapitalization Agreement, common shares outstanding at December 31, 1995, increased from 4,262,386 to 11,868,230, and preferred shares outstanding decreased from 10,452,370 to 2,605,714. The transactions comprising the 1995 Recapitalization Agreement are herein collectively referred to as the "Recapitalization."

RECENT ACQUISITIONS

On April 13, 1995, the Company acquired Salt Lake Regional Medical Center ("SLRMC") from Columbia/HCA Healthcare Corporation ("Columbia") for approximately $61,042,000, which included approximately $11,783,000 for certain working capital components, resulting in a net purchase price of approximately $49,259,000. SLRMC is comprised of a 200 bed tertiary care hospital and five clinics and is located in Salt Lake City, Utah.

On March 1, 1996, the Company acquired Jordan Valley Hospital ("Jordan") from Columbia. Jordan is a 50 bed acute care hospital located in West Jordan, Utah, a suburb of Salt Lake City. The Company acquired Jordan in exchange for Autauga Medical Center, an 85 bed acute care hospital, and Autauga Health Care Center, a 72 bed skilled nursing facility, both in Prattville, Alabama, plus preliminary cash consideration paid to the seller of approximately $10,750,000. Cash consideration included approximately $3,750,000 for certain net working capital components, which are subject to adjustment, and reimbursement of certain capital expenditures made previously by the seller. The transaction did not result in a gain or loss. The Alabama facilities were acquired as part of the Company's acquisition of AmeriHealth, Inc. on December 6, 1994.

PENDING ACQUISITIONS

The Company is actively negotiating to acquire additional health care facilities, principally general acute care hospitals. Due to the nature of various contingencies that are normally associated with proceeding to consummation of an acquisition, such as satisfactory due diligence investigations and regulatory and governing body approvals, whether or not the Company executes either a non-binding or binding letter of intent or even a definitive agreement is no assurance that an acquisition will occur. Whether or not and to what extent the Company discloses the status of any pending acquisition is dependent upon a number of factors, including the nature and status of the contractual relationship, any unique need for confidentiality, the nature and type of governing body approvals, the nature of and concern for regulatory approvals, financing contingencies, specific operational and due diligence concerns, and whether other potential purchasers are competing for
the facility.   The Company is presently unable to conclude whether any
potential acquisition currently under consideration is more likely than not to occur.

On January 31, 1996, the Company entered into a non-binding letter of intent to sell the 149 bed Lakeland Regional Hospital in Springfield, MO, to Columbia in exchange for the 100 bed Poplar Springs Hospital in Petersburg, VA. Both facilities are psychiatric hospitals. The Company anticipates receiving additional cash consideration as a result of the sale, net of certain working capital components and the respective facilities' long term debt. This transaction is subject to many of the contingencies referred to above, and the Company is presently unable to conclude whether consummation of this transaction is more likely than not to occur.

THE HEALTH CARE INDUSTRY

Hospitals continue to represent the largest segment of total health care expenditures. Expectations are that spending on health care in the United States will continue to grow at a faster rate than the overall economy, and that total health care expenditures will continue to consume an increasing share of the Gross Domestic Product. These estimates assume that continued cost containment measures will be more than offset by demands resulting from current demographic trends such as the aging of the population, growth in income, general inflation and new technology.

Over the past decade, many hospitals have closed due to cost containment pressures, changing technology, changes in regulations and reimbursement, changes in physician practice patterns and other factors. One result of these changes has been a significant shift from inpatient to outpatient care. Outpatient utilization as reflected in outpatient gross revenue, adjusted patient days and adjusted admissions, has increased significantly industry-wide in recent years.

During the past several years, the major third-party payors of hospital services (Medicare, Medicaid and private health care insurance companies) have undertaken substantial revisions in their payment methodologies and monitoring of health care expenditures in order to contain health care costs and to reward hospitals for efficient treatment of patients. Instead of reimbursing health care providers for retrospectively determined actual costs, Medicare reimburses for inpatient services based on fixed, prospectively determined payments keyed to regional and national rates under a system of specific diagnosis related groups ("DRGs") of services determined by a patient's principal diagnosis. Consequently, hospitals increasingly bear the risk of not being fully reimbursed for their actual costs. The introduction of these Medicare cost containment incentives, combined with closer monitoring of health care expenditures by both private health insurers and employers, has resulted in increased contractual adjustments and policy discounts to hospitals' standard charges for services performed, as well as significant declines in inpatient utilization and increases in outpatient utilization. The Company believes that as a result of these initiatives, managed care organizations such as health maintenance organizations ("HMOs") and preferred provider organizations ("PPOs") will continue to represent an increasing segment of health care payors. For a more complete discussion see "Reimbursement."

BUSINESS STRATEGY

The Company believes that hospitals possess inherent characteristics which, if properly leveraged upon, can establish hospitals as the focal point for a comprehensive health care delivery system within their individual markets, including services such as home health care, long-term care, outpatient ambulatory surgery centers, and satellite clinics.

Value-Driven Provider. The Company's strategy is to become the premier health care provider in each of its markets by offering a broad array of health care services of measurably higher quality at a lower cost than its competition. The Company believes that a low cost provider is better able to succeed in the current health care environment by: (i) underpricing its competition for managed care contracts and, (ii) developing the competitive endurance to outperform and outlast less efficient providers, thereby gaining additional market share by either engineering a merger or consolidation with a weaker competitor or as marginal competitors exit the marketplace.

In an industry increasingly characterized by rigorous efforts to contain health care spending, the Company believes this strategy will reduce its vulnerability to pricing pressures, competition, regulatory constraints and periods of market adversity. Historically, hospitals have had significant pricing flexibility and have been able to pass cost increases through to payors. The Company believes that as purchasers of health care seek to reduce their spending, public and private sector payors will increasingly gain control of pricing and will favor fixed payment systems. This will place further pressure on hospital margins and may jeopardize the financial stability and competitive vitality of less efficient providers. However, the Company believes that hospitals with the management expertise and discipline to control costs while improving quality will gain market share and compete more effectively.

The Company believes that buyers of health care services are quickly becoming more sophisticated in their purchasing decisions and will increasingly require providers to demonstrate the value of their services in terms of the quality of such services as compared to cost. In the Company's opinion, hospitals which can provide payors with quantitative data regarding quality and cost comparisons will have a competitive advantage and will be able to obtain market share from market providers who are either unable to provide this information, or whose quality and cost data are not equal to the Company's.

Acquisition Strategy. The Company will continue to pursue opportunities to grow through the acquisition of, and partnerships with, hospitals in existing and new markets that meet the Company's long-term objective of establishing each of its hospitals as the premier, low cost provider of quality health care services in each of its markets. In general, the Company focuses its acquisition efforts on markets with populations ranging from 50,000 to 500,000, and secondarily, on larger markets where the target hospital has established itself as a preeminent provider of health care services with strong networking potential. The Company believes that the primary source of acquisitions will be stand- alone, not-for-profit hospitals which have attractive market share and significant profit potential, but lack the necessary capital or management resources to compete in the current environment. Hospitals being divested by hospital companies for strategic, regulatory or performance reasons will be a secondary source of acquisitions.

Developing a Quality Advantage. The Company has implemented programs designed to prove to payors that its hospitals provide safe, high quality care. By providing payors with quantifiable evidence of monitoring and improving quality of care, the Company believes it can gain market share from competitors who cannot provide such information or whose results are not equal to the Company's.

The Company has spent three years developing a program called ChampionPride in conjunction with an outside firm that tracks and monitors 225 separate categories of clinical indicators which measure the incidence of adverse events that may occur during a patient's period of treatment. These events are termed "rework" because they can result in an extended length of stay, unplanned returns to surgery or other occasions of service which would not otherwise have been required as part of the patient's normal treatment regimen. Based on research by organizations such as Harvard University, it has been estimated that up to 10% of all patients admitted to hospitals experience some form of adverse event such as medication errors, falls and unanticipated problems in surgery which add unnecessarily to the cost of care. On a national basis, the cost of rework has been estimated at between $25 and $30 billion per year.
With the increase in patients covered by fixed payment plans, such as Medicare, Medicaid and capitation, hospitals are increasingly at risk for not being reimbursed for the cost of rework. Consequently, by focusing on eliminating adverse events, the Company improves the quality of care and seeks to reduce excess cost. Further, because the ChampionPride program tracks the incidence of rework and can quantify the level of improvement, the Company believes that the ability to provide this data to payors, such as employers and managed care plans, has the potential to retain existing market share and obtain new market share for its hospitals. Additionally, the Company also believes that over a period of time the success of its quality improvement program will significantly reduce the Company's liability risk and may result in lower costs.

Operating Strategy.   The Company's operating strategy is designed to increase
market share for its hospitals by creating value for consumers of health care services through better delivery of these services in a more cost effective manner than its competitors. The Company believes that when industry consolidation activity inevitably diminishes, the successful hospital companies will not necessarily be those which are the largest but those which can demonstrate value to payors. Consequently, following each acquisition, the Company seeks to establish and maintain each of its hospitals as market leaders in delivering quantifiably higher quality of care and superior customer service at lower prices than their market competitors.

Although the Company's management has successfully employed a number of the operating strategies and programs at several of its hospitals, and at other hospital management companies prior to the Company's formation in 1990, there can be no assurance that the Company will be able to quickly and effectively implement such strategies and programs with respect to hospitals acquired in the future, or that such strategies and programs, when fully implemented, will improve the Company's financial results.

OPERATIONS

General. At December 31, 1995, the Company owned and operated five general acute care hospitals with a total of 757 licensed beds in Alabama, Texas, Utah and Virginia, two psychiatric hospitals with a total of 219 licensed beds in Missouri and Louisiana and one skilled nursing facility with a total of 72 licensed beds in Alabama. The Company also owns a 50% interest in and operates Dakota Heartland Health System ("DHHS"), a partnership comprised of two general acute care hospitals with a total of 341 licensed beds in Fargo, North Dakota. The Company operates DHHS pursuant to an operating agreement and accounts for its investment in DHHS under the equity method. Accordingly, sources of revenue, payment mix, and bed utilization and occupancy with respect to DHHS are presented separately. DHHS began operations on December 31, 1994.

On March 1, 1996, the Company acquired Jordan Valley Hospital, a 50 bed acute care hospital located in West Jordan, Utah in exchange for Autauga Medical Center, an 85 bed acute care hospital, and Autauga Health Care Center, a 72 bed skilled nursing facility, both in Prattville, Alabama, plus cash consideration paid to the seller of $10,750,000. The Alabama facilities were acquired as part of the Company's acquisition of AmeriHealth, Inc. on December 6, 1994.

The general acute care hospitals owned and/or operated by the Company provide a range of medical and surgical services typically available in general acute care hospitals. These services generally include inpatient care such as intensive and cardiac care, diagnostic services, radiological services and emergency services. All of the hospitals provide an extensive range of outpatient services, including ambulatory surgery, laboratory and radiology. The Company's psychiatric hospitals provide child, adolescent and adult comprehensive psychiatric and chemical dependency treatment programs, with inpatient, day hospital, outpatient and other ambulatory care. Each hospital is managed on a day-to-day basis by its chief executive officer.

The data for the periods presented below are not strictly comparable due to the significant impact of acquisitions and the formation of DHHS. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Sources of Revenue. The Company's revenues depend on the level of inpatient census at its hospitals, the volume of outpatient services at its hospitals and outpatient facilities, the acuity of patients' conditions and charges for
services.   The increase in gross inpatient revenue in 1995 compared to 1994 is due primarily to the Company's acquisition of two psychiatric hospitals in the fourth quarter of 1994, which derive a greater percentage of their gross patient revenue from inpatient services than do acute care hospitals. The approximate percentages of gross patient revenue for inpatient and outpatient services for the Company's last three years and DHHS for 1995 were as follows:

                                                                         Year Ended December 31,
                                                        ------------------------------------------------------
                                                               Consolidated Hospitals                     DHHS
                                                        -----------------------------------               ----
                                                        1995           1994            1993               1995
                                                        ----           ----            ----               ----

                     Inpatient Services                  66%            62%            58%                 65%

                     Outpatient Services                 34%            38%            42%                 35%

Payment Mix. The Company receives payment for services rendered to patients from the Federal government under the Medicare program, state governments under their respective Medicaid programs, PPOs, HMOs, other private insurers and directly from patients. See "Reimbursement." The approximate percentages of the Company's gross patient revenue from these sources for the last three years and DHHS for 1995 were as follows:

                                                                    Year Ended December 31,
                                                       --------------------------------------------------
                                                             Consolidated Hospitals                  DHHS
                                                       ----------------------------------            ----
                                                       1995            1994          1993            1995
                                                       ----            ----          ----            ----
                     Medicare                           42%            39%            39%            46%

                     Medicaid                           19%            18%            12%             9%

                     All Other Payors                   39%            43%            49%            45%


Bed Utilization and Occupancy Rates. The following table summarizes selected operating statistics for the hospitals owned by the Company and DHHS during the periods indicated.

                                                                                      Year Ended December 31,
                                                                   -----------------------------------------------------------
                                                                              Consolidated Hospitals                    DHHS
                                                                   ----------------------------------------           --------
                                                                      1995         1994(1)         1993(1)              1995
                                                                   ----------     ---------       ---------           --------
                      Hospital-Licensed Beds (at year end)              976             877            359                 341
                      Admissions                                     17,530          10,556          9,026              10,096
                      Patient Days                                  123,525          65,693         50,309              55,476
                      Outpatient Visits                             189,790          95,979         81,221             126,211
                      Surgery Cases                                  10,981           9,990          9,911               9,769
                      Deliveries                                      2,112           1,262          1,233               1,449
                      Average Length of Stay (days):
                         All Beds                                       7.0             6.2            5.6                 5.5
                         Medical - Surgical                             4.4             4.2            4.2                 4.4
                         Psychiatric                                   13.5            13.8           11.1                 9.6
                      Occupancy Rate                                     38%             38%            40%                 45%

 (1)Includes 142 licensed beds at Heartland Medical Center, which the Company contributed to DHHS effective December 31, 1994. The Company accounts for its
investment in DHHS under the equity method.   Prior to contribution, Heartland
Medical Center was wholly owned by the Company and consolidated in the Company's Consolidated Statement of Operations.

The Company owns a 72-bed skilled nursing facility which had annual occupancy rates of 99% for the years ended 1995, 1994 and 1993, respectively.

COMPETITION

The competition for patients among hospitals and other health care providers has intensified in recent years as hospital occupancy rates have declined.
This decline is attributable to several factors, including cost containment pressures, changing technology, changing governmental regulations and third-party payor mechanisms and the related medical practice patterns. Such factors have led to new competitive strategies by hospitals and other health care providers. Among these strategies is an increasing emphasis on outpatient health care delivery procedures (e.g. outpatient surgery, urgent care, diagnostic centers and home health care) which tend to eliminate or reduce the use of inpatient services. In addition, consolidation of hospital chains and affiliations among hospitals have increased with the result that payors are increasingly contracting with these entities to provide exclusive health care services to its members within a geographic area. Such contracts, with the resulting greater number of possible patients, often permit more competitive pricing and other services relative to hospitals that are not a part of such group.

The Company competes with one or more hospitals and other alternative health care providers in each of the markets it serves. Certain of the Company's competitors have greater financial resources, are better equipped and offer a broader range of services than the Company's hospitals. Additionally, governmental and tax exempt hospitals benefit from endowments, charitable contributions and tax exempt financing, all of which are not available to the Company.

In the Company's opinion, one of the most significant factors in the competitive position of a hospital is the number and quality of physicians affiliated with that hospital since physicians still determine the majority of hospital admissions. The Company believes that physicians refer patients to a hospital primarily on the basis of the quality of services it renders, the quality of the other physicians on the medical staff, the location of the hospital and the quality of the hospital's facilities, equipment and employees. The Company strives to maintain high ethical and professional standards and high quality facilities, equipment, employees and services for physicians and their patients.

The competitive position of a hospital is increasingly affected by its ability to negotiate provider contracts with purchasers of group health care services. Such purchasers include PPOs, HMOs, self-insured employers and government organizations. PPOs and HMOs attempt to direct and control the use of hospital services through "managed care" programs and to obtain discounts from hospitals' established charges. In return, hospitals acquire access to increased numbers of potential patients. In addition, employees and traditional health insurers are increasingly interested in containing costs through negotiations with hospitals for managed care programs and discounts from established charges. In geographic areas where these organizations have established themselves as a significant presence in their markets, the failure of a hospital to obtain managed care provider contracts could negatively impact that hospital's volume of patients and revenues and therefore could have an adverse impact on the Company's results of operations and cash flow. The Company attempts to mitigate this risk by seeking to position each of its facilities as a low cost provider of high quality services in the market it serves and by ensuring that its acute care facilities, when practical, offer obstetrical services. The Company believes that both of these factors are important in attracting managed care provider contracts.

The aforementioned trends have resulted in significant consolidation in the health care industry over the past decade and many hospitals have closed. The Company believes that continuing cost containment pressures will lead to a continued increase in managed care and further consolidation in the hospital industry.

REGULATION AND OTHER FACTORS

Health care operations are subject to federal, state and local government regulations regarding condition and adequacy of the facility, its equipment, personnel and standards of medical care. Health care facilities must also comply with the licensing requirements of the federal, state and local health agencies as well as the requirements of building codes, health codes and local fire codes. The Company's facilities are properly licensed under appropriate state laws and are certified under the Medicare Program. The Company believes that its facilities are in substantial compliance with all current applicable laws and regulations governing its health care operations. The existing laws and regulations covering the Company's health care facilities are subject to change and, in order to remain in compliance, the Company may be required to effect changes in its facilities, equipment, personnel and services. Although the Company intends to continue its licensing and qualifications, there is no assurance that its hospitals will be able to comply in the future.

Utilization Review. Federal regulations provide that admissions to and utilization of facilities by Medicare and Medicaid patients must be reviewed in order to ensure efficient utilization of facilities and services. Such reviews are performed by federally funded agencies known as Peer Review Organizations ("PROs"). Federal law requires a PRO to review the need for hospitalization and utilization of hospital services and to set standards for patient care. A PRO may conduct such review either prospectively or retrospectively and may, as appropriate, deny admission of a patient or payment for services provided to a patient. In addition to PRO reviews, the Company's own quality assurance programs in each of its hospitals provide for utilization review and retrospective patient care evaluation.

Certificates of Need. The construction of new facilities, the acquisition of existing facilities, and the addition of new beds or services may be reviewable by state regulatory agencies under a Certificate of Need ("CON") program. The Company operates hospitals in some states that require approval under a CON program. Such laws generally require appropriate state agency determination of public need and approval prior to beds or services being added, or a related capital amount being spent. Failure to obtain necessary state approval can result in the inability to complete an acquisition or change of ownership, the imposition of civil or, in some cases, criminal sanctions, the inability to receive Medicare or Medicaid reimbursement or the revocation of a facility's license. The Company has not experienced, and does not expect to experience, any material adverse effects from state CON requirements or from the
imposition, elimination or relaxation of such requirements.   Currently, the
Company's hospitals in North Dakota, Texas, and Utah are not subject to CON laws.

HEALTH CARE REFORM

Health care, as one of the largest industries in the United States, continues to attract much legislative interest and public attention. Federal and state legislators continue to consider legislation that could significantly impact Medicare, Medicaid and other government funding of health care costs. Initiatives currently before Congress, if enacted, would significantly reduce payments under various government programs, including, among others, payments to disproportionate share and teaching hospitals. A reduction in these payments would adversely affect net revenue and operating margins at certain of the Company's hospitals. The Company is unable to predict what legislation, if any, will be enacted at the federal and state level in the future or what effect such legislation might have on the Company's financial position, results of operations, or liquidity.

REIMBURSEMENT

General. A significant portion of the Company's revenues are derived from patients covered by government-sponsored and other contractual programs. Payments under these programs are based on cost, a negotiated rate, or a predetermined rate based upon the diagnosis of the patient's condition, plus, in some programs, capital costs and/or certain other adjustments. Revenues from such programs are presented based on established billing rates less allowances and estimated adjustments for patients covered by such programs. Revenues from such programs are subject to audit and final settlement.

The principal sources of the Company's contractual payments are Medicare, Medicaid, Blue Cross and private insurance programs (including PPOs and HMOs). All of the Company's hospitals are certified as providers of Medicare and Medicaid and participate to varying degrees in other reimbursement programs. Amounts received from Medicare, Medicaid, Blue Cross, HMOs and PPOs are generally less than the hospital's established charges for the services covered. Patients are generally not responsible for any difference between established hospital charges and amounts paid under these programs for such services, except to the extent of any exclusions or deductible and co-payment features of their coverage.

Medicare - Eligibility. The Social Security Act of 1965 enacted the Medicare program designed to provide health services to the aged. Medicare Part A provides health insurance benefits for covered hospital and related health care services to most persons who are 65 years old and are entitled to monthly Social Security retirement or survivor benefits; the disabled; and persons with end-stage renal disease. Medicare Part B provides voluntary supplemental medical benefits covering primarily outpatient and physician care costs for covered persons.

Medicare - Operating Cost Reimbursement. Pursuant to the Social Security Amendments of 1983 and subsequent budget reconciliation act modifications, Congress adopted a prospective payment system ("PPS") to cover the routine and ancillary operating costs of most Medicare inpatient hospital services. Under PPS, the Secretary of the Department of Health and Human Services has established fixed payment amounts per discharge for categories of hospital treatment, commonly known as diagnosis related groups, or DRGs. Separate DRG rates have been established for each individual hospital participating in the Medicare program. As a general rule under PPS, if a facility's costs of providing care for the patient are less than the predetermined DRG rate, the facility retains the difference. Conversely, if the facility's costs of providing the necessary service are more than the predetermined rate, the facility must absorb the loss. Because DRG rates are based upon a statistically normal distribution of severity, patients falling outside the normal distribution are afforded additional payments and defined as "outliers." All of the Company's general acute care hospitals are reimbursed through the PPS system. The Company's two psychiatric hospitals are reimbursed at the lower of their Medicare allowable costs or their TEFRA target rate plus capital costs.

Medicare - Capital Related Cost Reimbursement. For cost reporting periods prior to October 1, 1991, payments under the Medicare program for capital related costs were made on a reasonable cost basis. Reasonable capital costs generally include depreciation, rent and lease expense, capital interest, property taxes, insurance related to the physical plant, fixed equipment and movable equipment. Effective with the cost reporting period that began on October 1, 1991, hospitals paid under PPS for operating costs were required to be reimbursed for capital costs on a prospective basis. A ten year transition period was established for the phasing-in of the capital PPS. Under the transition period rules, hospitals are paid on a fully prospective methodology, a hold-harmless method or at the federal standard rate, dependent upon certain criteria. Beginning with cost reporting periods on or after October 1, 2001, at the end of the transition period, all hospitals are to be paid at the federal rate. Four of the Company's hospitals are paid based on the hold-harmless method. The Company believes that the change in capital cost reimbursement from a reasonable cost basis to a PPS basis will not have a material impact on the Company's financial condition or results of operations.

Medicare - Outpatient Services Reimbursement. Medicare payments for certain outpatient surgery services are based upon the lower of (i) a percentage of hospital costs, (ii) a percentage of customary charges, or (iii) a prospective payment rate based upon the hospital's historical costs and the rates paid by Medicare for similar procedures performed in freestanding surgical centers. Outpatient radiology and imaging services are paid at the lower of (i) reasonable costs, (ii) customary charges or (iii) a blend of costs and adjusted physician charges. The Company's level of reimbursement for outpatient services has decreased as a result of these changes, and the Company expects its percentage of reimbursed cost for such services to decrease further. The extent of such decrease will be dependent upon rate changes and the volume of such outpatient services rendered to Medicare program patients.

Medicaid. Medicaid is a federal-state medical assistance program administered by the states that provides hospital assistance to certain individuals defined as "medically indigent." A number of states also utilize a prospective payment system or have established a program to negotiate payment levels at individual hospitals for their state Medicaid programs.

Medicare and Medicaid - Common Issues. The Medicare and Medicaid programs are subject to statutory and regulatory changes. Also, significant portions of the programs are subject to administrative rulings, interpretations, governmental funding restrictions and requirements for utilization and quality review. Such matters may significantly reduce payments made under either or both programs to the Company's hospitals. Any of these actions could have a material adverse impact on the Company's financial condition and results of operations. Because the requirements for certification under Medicare, Medicaid and similar reimbursement programs are subject to change, it may be necessary for the Company to make changes in its services, equipment, facilities and personnel to remain qualified for such programs.

Annual cost reports required under these programs are subject to audit which may result in adjustments to the amounts originally estimated to be due the Company under these reimbursement programs. (Since the inception of the DRG form of payments, however, the amount of reimbursement potentially affected by audit has substantially decreased). Such audits are conducted or overseen by the Health Care Finance Administration. These audits often require several years to reach the final determination of amounts earned under the programs. The Company believes that adequate provision has been made for any material retroactive adjustments that might result from such audits.

The Social Security Act provides criminal penalties for individuals or entities that knowingly and willfully offer, pay, solicit or receive remuneration in order to induce business reimbursed under the Medicare or Medicaid programs. The statute on its face is very broad, covering kickbacks, bribes and rebates made directly or indirectly, overtly or covertly, in cash or in kind. In addition, prohibited conduct includes remuneration intended to induce the purchasing, leasing, ordering or arranging for any good, facility, service or item paid for by Medicare or Medicaid programs. Violation of the statute can lead to exclusion from participation in the Medicare and Medicaid programs.

Because of concerns by health care providers that many relatively innocuous, or even beneficial, commercial arrangements are technically covered by this statute (and are, therefore, subject to potential criminal prosecution), Congress directed that regulations be promulgated to specify those payment
practices that will not violate the statute.   The final regulations include
safe harbor criteria for leasing, purchasing and ordering arrangements. Such arrangements do not constitute illegal remuneration so long as all of the criteria set forth in the safe harbors are met. The fact that the specifics of a leasing, purchasing or ordering arrangement do not squarely fall within all of the applicable safe harbor criteria does not mean, however, that the practice is per se illegal.

Various "anti-kickback" and "self-referral" federal and state legislative and regulatory programs have been enacted, and others are currently under consideration. Although the Company believes it is in compliance with each of these programs that have been enacted, it is unable to predict the interpretation of the existing program, the enactment of new programs or the form in which such new programs may be enacted, and accordingly it is unable to assess their effect on its business.

Blue Cross, Private Insurance Carriers, HMOs and PPOs. Blue Cross is a health care financing program that provides its subscribers with hospital benefits through numerous independent organizations that vary from state to state. Pursuant to contracts, local Blue Cross organizations pay the Company's hospitals directly on a basis agreed to by each hospital and Blue Cross. Other private insurance carriers reimburse their policy holders or make direct payments to the Company's hospitals on the basis of the particular hospital's established charges and the coverage provided for within the insurance policies. HMOs provide prepaid physician, hospital, and other health care services either directly or through contracts with providers. A PPO is an organization which arranges favorable terms and discounts for services from health care providers on behalf of insurance companies, self-insured employers and other third-party payors.

PROFESSIONAL LIABILITY

As is typical in the health care industry, the Company is subject to claims and legal actions by patients and others in the ordinary course of business. The Company maintains a program of insurance it believes is adequate to cover such liability. In the opinion of management, the ultimate resolution of any currently pending claims or legal actions will not have a material adverse effect on the Company's consolidated balance sheet, results of operations or liquidity.

ACCREDITATION AND REVIEWS

All of the Company's hospitals are accredited by the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO"), including the Company's newly constructed hospital in Midland, Texas, which received its provisional accreditation in the first quarter of 1996. JCAHO regularly conducts an on-site review and inspection of every hospital seeking to obtain or maintain its accreditation. Hospitals accredited by the Joint Commission are deemed to be in compliance with the standards for participation in the Medicare program, although Medicare can conduct its own compliance reviews.

MEDICAL STAFF AND EMPLOYEES

As of December 31, 1995, the Company had approximately 1,846 full-time employees and 756 part-time employees at its majority owned hospitals. In addition, approximately 739 physicians were active members of the medical staffs of the Company's hospitals, many of whom also serve on the staffs of competing hospitals. Approximately 78 physicians were under contract with the Company's hospitals, primarily to staff emergency rooms and serve in support capacities.

As of December 31, 1995, DHHS had approximately 896 full-time employees and 582 part-time employees. Approximately 170 physicians were active members of the medical staff, many of whom also serve on the staffs of competing hospitals, and approximately 48 physicians were under contract to staff the emergency room and serve in support capacities.

The Company has a decentralized management structure. Each hospital is run by its own chief executive officer and chief financial officer who are responsible for day-to-day operations. Incentive compensation programs have been implemented to reward such managers for accomplishing established goals. The Company employs corporate staff to provide services such as human resource management, reimbursement, finance, technical accounting support, purchasing, legal and tax services. Financial control is maintained through fiscal and accounting policies which are established at the corporate level for use at the hospitals.

The Company is subject to the federal minimum wage and hour laws and maintains various employee benefit plans. Labor relations at the Company's facilities have been satisfactory. Although the Company currently is not experiencing a shortage of nursing personnel, the availability of nursing personnel fluctuates from year to year, and the Company cannot predict the degree to which it will be affected by the future availability and cost of nursing personnel.

ENVIRONMENTAL MATTERS

The Company believes that its hospitals are currently in compliance in all material respects with applicable federal, state and local statutes and ordinances regulating the discharge of materials into the environment. Prior to the acquisition of its existing hospitals, the Company obtains or reviews environmental reports. The Company does not believe that it will be required to expend any material amounts to remain in compliance with these laws and regulations or that compliance will materially affect its capital expenditure programs, earnings prospects or competitive position.

ITEM  IA.      EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the names, ages, positions and certain other information as of March 25, 1996, concerning the executive officers of Champion.


                NAME                 AGE                                    POSITION
                ----                 ---                                    --------
     Charles R. Miller               57      Chairman of the Board, President and Chief Executive Officer
     James G. VanDevender            48      Executive Vice President, Chief Financial Officer, Secretary and
                                             Director
     Ronald R. Patterson             53      Executive Vice President and Chief Operating Officer
     Michael M. Brooks               47      Senior Vice President - Development
     Lawrence A. Humphrey            40      Senior Vice President - Corporate Finance
     W. Warren Wilkey                51      Senior Vice President - Market Operations
     Marilyn R. Anderson             48      Vice President -  Quality and Service Improvement
     Gary L. Chandler                50      Vice President -  Managed Care/Strategic Development
     Arthur M. Doloresco             46      Vice President -  Operations
     Deborah H. Frankovich           48      Vice President and Treasurer
     Kenneth D. Hawkins              46      Vice President -  Development
     Rapheal Luccasen, Jr.           48      Vice President -  Operations
     Suzanne S. Miskin               50      Vice President -  Legal Services
     Tod B. Mitchell                 35      Vice President  - Reimbursement
     Robert M. Starling              36      Vice President and Controller
     Steven R. Stone                 45      Vice President -  Administration
     Ronald L. Watson                43      Vice President -  Operations Finance

Officers are elected by the Board of Directors and serve until their successors are elected.

Biographical information with respect to the officers of the Company is set forth below.

Charles R. Miller. Chairman, President and Chief Executive Officer of the Company since its formation in February 1990. Mr. Miller has 36 years of experience in the hospital industry. In 1981, he co-founded and served as President and Director of Republic Health Corporation ("Republic"). In less than three years, Republic had revenues of $540 million and was the fifth largest publicly-held hospital management company owning 23 acute hospitals, 20 psychiatric and substance abuse facilities and managing 18 hospitals and 3 specialty units. In 1986, Republic was acquired in a leveraged buy-out for $800 million. Mr. Miller declined to participate in the buy-out and resigned as an officer and director of Republic in 1986. After leaving Republic, Mr. Miller and Mr. Brooks acquired in 1987 a general acute care hospital in El Paso, Texas and subsequently sold that facility to Columbia/HCA Healthcare Corporation in late 1988. During 1989, Mr. Miller did limited health care consulting and developed the business plan for founding the Company. Prior to co-founding Republic, Mr. Miller was employed for seven years by Hospital Affiliates International ("HAI"), a publicly held hospital ownership and management company. Mr. Miller received a BBA in Personnel Management from Texas Tech University in 1968 and a Masters degree in Public Health Administration from the University of Texas in 1974.

James G. VanDevender. Executive Vice President, Chief Financial Officer, Secretary and Director of the Company since its formation in February 1990.
Mr. VanDevender has 24 years of experience in the hospital industry, including management positions in accounting and finance at the hospital level, and senior executive positions in accounting, finance, acquisitions and development, and operations at the corporate level of multi-hospital companies. Mr. VanDevender was employed with Republic from 1981 until 1987 and was Senior Vice President in charge of Republic's acquisition and development function and its management contract division in 1987. Before joining Republic, Mr. VanDevender was employed for four years by HAI. From 1987 until 1990, Mr. VanDevender pursued private investments. He received his undergraduate degree in Accounting from Mississippi State University in 1970.

Ronald R. Patterson. Executive Vice President and Chief Operating Officer of the Company since 1994 after joining the Company in 1992 as Senior Vice President-Operations. Mr. Patterson has 26 years of experience in the health care industry. His operational responsibilities have included community hospitals, large university teaching hospitals, psychiatric hospitals, contract management of hospitals and specialty units, and mobile diagnostic services. Prior to joining the Company, he was a Senior Vice President with Harris Methodist Health System, a Fort Worth, Texas not-for- profit health care system from 1990 until 1991. From 1988 until 1990, Mr. Patterson did private turnaround management consulting in the health care industry. From 1982 to 1988, Mr. Patterson was employed by Republic, serving initially as an Operations Vice President and subsequently as Senior Vice President with
responsibility for a major operating division.   From 1975 to 1981, Mr.
Patterson was employed in various management positions by HAI. Mr. Patterson is a Fellow in the American College of Health Care Executives. He received his undergraduate degree from the University of Houston in 1965 and a Masters degree in Health Care Administration from Trinity University in 1973.

Michael M. Brooks.   Senior Vice President - Development since February 1996,
and Senior Vice President - Operations Controller/Administration from January 1, 1992 to December 31, 1994. From January 1, 1995 to January 31, 1996, Mr. Brooks served in various corporate capacities with Champion reporting directly to Mr. VanDevender before accepting his current position. Mr. Brooks has over 20 years of experience as a financial executive. He was employed at Republic from 1983 until 1986, serving first as Vice President and Corporate Controller. He later served as Assistant to the President and was then promoted to Regional Vice President with responsibility for five hospitals. Mr. Brooks left Republic in 1986, at the time serving as Vice President - Development. Prior to joining Republic, Mr. Brooks was Vice President and Chief Financial Officer of Pengo Industries, then a NYSE corporation providing oil field products and services. Before joining Pengo, he was employed for over five years by KPMG Peat Marwick. From 1989 until 1992, Mr. Brooks did private consulting within the health care industry and was associated with the Company in this capacity from February 1, 1991 to December 31, 1991. During 1987 and 1988, Mr. Brooks and Mr. Miller owned a hospital in El Paso, Texas. He received his BBA in Accounting from the University of Texas in 1973, and is a Certified Public Accountant.

Lawrence A. Humphrey. Senior Vice President - Corporate Finance of the Company since February 1996. Mr. Humphrey served as Vice President of Operations - Finance from November 1994 to January 1996. Mr. Humphrey has over 15 years of experience in health care finance and operations. Prior to joining the Company in September 1993, Mr. Humphrey worked for National Medical Enterprises, Inc. for 12 years, a publicly held hospital ownership and management company; 10 years as a facility CFO with the last seven years at a 325 bed hospital. He received a BS degree from Cornell University in 1980, a Masters degree in Business Administration from the University of Dallas in 1991. Mr. Humphrey is a Certified Public Accountant.

W. Warren Wilkey. Senior Vice President - Market Operations of the Company since February 1996. From January 1995 to January 1996, Mr. Wilkey served as Vice President - Operations. Mr. Wilkey has approximately 26 years of experience in the health care industry, including group hospital operations, hospital administration and ancillary services management. For the six years prior to joining the Company, Mr. Wilkey was a Vice President and Director of Group Operations for EPIC Healthcare Group, a publicly held hospital ownership and management company. He received a BS degree in Management from Mississippi State University in 1967.

Marilyn R. Anderson. Vice President - Quality and Service Improvement of the Company since February 1996. From January 1993 to January 1996, Ms. Anderson served as Director of Quality/Risk Management for the Company. Ms. Anderson has approximately 18 years of experience in the health care industry. For the five years prior to joining the Company, Ms. Anderson worked for Harris Methodist Health System in Fort Worth, Texas, last serving as Regional Quality Assurance Director for the System. She received an Applied Science in Nursing degree from Texarkana College in 1978. Ms. Anderson is a Registered Nurse and a Certified Professional in Healthcare Quality.

Gary L. Chandler. Vice President - Managed Care/Strategic Development of the Company since June 1995. Mr. Chandler has approximately 26 years experience in the health care industry. From June 1994 to June 1995, Mr. Chandler served as Vice President of Austin Operations for New York Life/Sanus in Austin, Texas, a Health Maintenance Organization based in Houston, Texas. From 1987 to 1994, he served as the development officer for The

Austin Diagnostic Clinic, a multi-specialty clinic, where he also functioned concurrently as Chief Operating Officer of an affiliated Individual Practice Association/Management Services Organization. Previously, he served as Executive Vice President and Chief Operating Officer of a large HMO. In addition to his medical group practice and managed care experience, Mr. Chandler has worked in various positions in large hospitals, as a health care manager in Arthur Young's consulting practice, and Chief Executive Officer of a health planning agency. Mr. Chandler received a BS degree in 1967 and a MS degree in 1969 with an emphasis in health planning from Florida State University.

Arthur M. Doloresco. Vice President - Operations of the Company since January 1995. Mr. Doloresco has approximately 18 years of experience in the health care industry. For the five year period prior to joining the Company, Mr. Doloresco served as President and Chief Executive Officer of AmeriHealth Systems of Virginia, Inc. a wholly owned subsidiary of AmeriHealth, Inc. and Chief Executive Officer of hospitals owned by AmeriHealth, Inc. and Hospital Corporation of America, now known as Columbia/HCA Healthcare Corporation. He received a BS degree in Business from Old Dominion University in 1975 and a Masters degree in Health Administration from the Medical College of Virginia in 1979.

Deborah H. Frankovich. Vice President and Treasurer of the Company since July 1994. Mrs. Frankovich has approximately 17 years of experience in health care finance. She served as Vice President and Treasurer of Healthcare International, Inc., a $400 million revenue public health care company with 26 medical/surgical, rehabilitation and psychiatric hospitals located in eight states, from 1985 until 1989, and Vice President and Treasurer of HealthVest, a $450 million asset public health care REIT which she co-founded, from 1986 until 1990. Prior to joining Healthcare International she worked for seven years in the New York health care lending group of Citibank. From 1990 until joining the Company she did independent health care financing consulting. Mrs. Frankovich received her BA degree in Economics from Hollins College in 1969.

Kenneth D. Hawkins. Vice President - Development of the Company since December 1994. Mr. Hawkins has approximately 11 years of experience in the hospital industry, which has included management positions in accounting and finance. Mr. Hawkins served as Senior Vice President, Treasurer and Chief Financial Officer for AmeriHealth, Inc. from September 1991 until December 1994 and served as Secretary from February 1994 until December 1994. Prior to joining AmeriHealth, Mr. Hawkins spent five years serving as Vice President and Controller for Hallmark Healthcare, Inc., a publicly held hospital ownership and management company. Mr. Hawkins received a BBA degree in Accounting from James Madison University in 1977, and a Masters degree in Taxation from Virginia Commonwealth University in 1988 and is a Certified Public Accountant.

Rapheal Luccasen, Jr. Vice President - Operations of the Company since October 1994. Mr. Luccasen also serves as President of CHC/Psychiatric Healthcare Corporation, a wholly-owned subsidiary of the Company. He has 26 years of experience in the health care industry which includes facility based and multi-facility management positions. For the five most recent years prior to joining the Company, he served as Founder, President and CEO of Psychiatric Healthcare Corporation. Mr. Luccasen has a BS degree in Economics from Louisiana State University, a Masters degree in Social Work from Louisiana State University, a Masters degree in Public Health from University of Alabama at Birmingham and a Masters degree in Business Administration from Stamford University.

Tod B. Mitchell. Vice President of Reimbursement since February 1996. From April 1994 to January 1996, Mr. Mitchell served as Director of Reimbursement for the Company. Mr. Mitchell has approximately 13 years of reimbursement experience in the health care industry. Prior to joining the Company, he worked in various reimbursement positions for both non-profit and publicly held health care companies. From November 1991 until April 1994, Mr. Mitchell served as Reimbursement Coordinator for the Sisters of Charity of the Incarnate Word, and from March 1986 until November 1991, Mr. Mitchell served as Reimbursement Manager at Healthcare International, a publicly held hospital ownership and management company. Prior to this, he worked for Republic Health Corporation and Blue Cross and Blue Shield of Texas. He received his BS degree in Business Administration from the University of Texas at Dallas in 1982 and is a Certified Public Accountant.

Suzanne S. Miskin.   Vice President - Legal Services since February 1995.  Ms.
Miskin has been an attorney for more than 16 years, and has approximately 11 years experience in the area of corporate and securities law. She spent from

September 1992 until February 1995 with the firm of Michener, Larimore, Swindle, Whitaker, Flowers, Sawyer, Reynolds & Chalk, L.L.P. in the Litigation section. She was retired from the practice of law for the period from June 1990 through September 1992, which she devoted to personal and family matters. From April 1984 through June 1990, Ms. Miskin was with Fulbright & Jaworski, L.L.P., in the Corporate/Securities section of its Dallas office, and from 1979 to 1984 she worked at the Securities and Exchange Commission in the Fort Worth Regional Office. Ms. Miskin received her undergraduate degree from Wayne State University in 1972 and her law degree from Detroit College of Law in 1979.

Robert M. Starling. Vice President and Controller of the Company since January 1995. Mr. Starling has over 14 years of experience in accounting with an emphasis in the health care industry. From July 1994 to December 1994, he was Director of Finance for Columbia/HCA Healthcare Corporation in Louisville, Kentucky. From 1986 to 1994, Mr. Starling was an Audit Manager with Coopers and Lybrand L.L.P., serving in that firm's Houston, New York and Louisville offices. He received a BBA degree in Accounting from the University of Texas at Austin in 1981 and is a Certified Public Accountant.

Steven R. Stone. Vice President - Administration of the Company since November 1994. Mr. Stone has over 14 years experience in the hospital industry. From 1990 to 1994, Mr. Stone was with Witt/Kieffer, the ninth largest executive search firm in America, leading and conducting searches throughout the United States. Witt/Kieffer specialized in health care and related industries. From 1980 to 1990, Mr. Stone was with the Harris Methodist Health System in Fort Worth, Texas, directing the human resources activities. Mr. Stone received his BA degree in 1973 from Texas Christian University.

Ronald L. Watson. Vice President of Operations - Finance of the Company since February 1996. From March 1995 to January 1996, Mr. Watson served as a Regional Controller for the Company. Mr. Watson has approximately 22 years of accounting experience with 12 of those years in the health care industry. For five years prior to joining the Company, Mr. Watson was a Director of Operations - Finance for Health Management Associates, Inc., a publicly held hospital ownership and management company. Mr. Watson has ten years of public accounting experience. From 1985 to 1990, Mr. Watson was a Senior Audit Manager with Arthur Young (Ernst & Young), serving that firm's health care clients in the Atlanta office. He received his undergraduate degree in Accounting from Columbus College in 1974. Mr. Watson is a Certified Public Accountant.

ITEM 2.  PROPERTIES

The Company leases approximately 32,500 square feet for its principal executive office space at 515 W. Greens Road, Suite 800, Houston, TX 77067 pursuant to a lease agreement that expires in 2003.

Location of Facilities. The following table sets forth the name, location and number of licensed beds of hospitals that the Company owns or has a partnership
interest in as of December 31, 1995.   The number of licensed beds represents
the maximum number of beds permitted in the facility under its state license; accordingly, available beds may be less than licensed beds.

                                                                                                       Licensed
        State            Name                                 Type of Facility    Location               Beds
        ------------     ------------------------------       ----------------    --------------       --------
        Alabama          Autauga Medical Center(1)            Acute Care          Prattville              85
        Alabama          Autauga Health Care Center(1)        Skilled Nursing     Prattville              72
        Louisiana        Crossroads Regional Hospital         Psychiatric         Alexandria              70
        Missouri         Lakeland Regional Hospital           Psychiatric         Springfield            149
        North Dakota     Dakota Heartland Health System(2)    Acute Care          Fargo                  341
        Texas            BayCoast Medical Center              Acute Care          Baytown                191
        Texas            Westwood Medical Center(3)           Acute Care          Midland                101
        Virginia         Metropolitan Hospital(4)             Acute Care          Richmond               180
        Utah             Salt Lake Regional Medical Center    Acute Care          Salt Lake City         200

(1) On March 1, 1996, the Company acquired Jordan Valley Hospital, a 50 bed general acute care hospital located in West Jordan, Utah, in exchange for Autauga Medical Center and Autauga Health Care Center, plus preliminary additional cash consideration paid to the seller of $10,750,000.
(2) The Company owns a 50% interest in Dakota Heartland Health System, a partnership that owns two hospitals.
(3) This newly constructed facility replaced the 60 bed Physicians & Surgeons Hospital in the fourth quarter of 1995.
(4) The Company owns a 88.3% general partnership interest in a limited partnership that owns the hospital.

Some of these facilities are subject to mortgages, and substantially all of the Company's assets are pledged as collateral for long term debt. The Company owns or leases medical office buildings and clinics adjoining or near certain of its hospitals. The Company believes that all of these properties are suitable for their intended purposes.

ITEM 3.  LEGAL PROCEEDINGS

Given the nature and kind of business in which the Company is engaged, it is not unusual for the Company to be subject to various claims, charges or litigation relating to professional services, contractual relations, property ownership, or employee relations. Amounts initially claimed in such litigation may be substantial but may not bear any reasonable relationship to the merits of the claim or the true financial exposure of the Company. In the opinion of management, the ultimate resolution of such pending legal proceedings will not have a material adverse effect on the Company's consolidated balance sheet, results of operations or liquidity.

ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 1995; however, on February 12, 1996, pursuant to a special meeting held in connection with the Recapitalization, shareholders approved amendments to the Company's Certificate of Incorporation. Voting on this issue was as follows:

         STOCK TYPE                        FOR             AGAINST                ABSTAIN
         ----------                        ---             -------                -------
 Common and Preferred
   voting as a class                    13,104,914          3,181                  5,028
 Series C Preferred                        855,874            --                    --
 Series D Preferred                      3,984,828            --                    --

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

The Company acquired AmeriHealth, Inc. ("AHH") on December 6, 1994, through a merger accounted for as a reverse acquisition and thereby became a publicly listed company on the American Stock Exchange ("AMEX"). The price of the common stock is regularly quoted on the American Stock Exchange Composite Transaction Listing under the ticker symbol "CHC." Prior to the reverse merger on December 6, 1994, the Company's common stock had no existing trading market. The shares of AHH were previously listed on the AMEX and traded under the symbol "AHH."

For purposes of reporting stock information, AHH is considered the predecessor of the Company; accordingly, the following table sets forth the high and low sales prices for the common stock of AHH through December 6, 1994, the date of the merger, and the Company thereafter. The sales prices have been adjusted to reflect a 5.70358 to 1 reverse stock split effective December 6, 1994.

                           JANUARY 1, 1996, TO
                              MARCH 25, 1996                  1995                     1994
                           -------------------          ------------------       ------------------
                            HIGH          LOW           HIGH          LOW        HIGH          LOW
                           ------        -----          -----        -----       -----        -----
 1st quarter               $10.50        $5.31          $9.13        $7.00       $4.63        $3.21
 2nd quarter                                             8.63         6.25        5.70         3.21
 3rd quarter                                             7.88         6.63        6.42         3.21
 4th quarter                                             7.13         4.75       10.00         6.42


The approximate number of holders of record of the common stock at March 25, 1996, was 732, and the last reported sales price on March 25, 1996 was $9.75 share.

The declaration and payment of dividends by the Company is determined by its Board of Directors. The Company's Certificate of Incorporation, as amended, certain preferred stock purchase agreements, and its Senior and other debt agreements prohibit or place limitations on the payment of cash dividends to holders of preferred and common stock. The Company does not anticipate the declaration or payment of dividends on common stock for the foreseeable future.

Effective December 31, 1995, the Company and its preferred shareholders entered into the 1995 Recapitalization Agreement for the principal purpose of enhancing the value of common stock by reducing the complexity of the Company's capital structure and eliminating the accrual of future dividends on its outstanding preferred stock and the resulting impact on earnings per share. As a result of the Recapitalization, common shares outstanding increased from 4,262,386 to 11,868,230, and preferred shares outstanding decreased from 10,452,370 to 2,605,714. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the terms of the Recapitalization.

ITEM  6.   SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the Company's consolidated financial statements and related notes included elsewhere in this report and "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."


                                                            YEAR ENDED DECEMBER 31,
                                          1995            1994         1993          1992          1991
                                         -----------------------------------------------------------------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
 FINANCIAL RESULTS

 NET REVENUE                             $ 167,520     $ 104,193     $  89,832     $  45,073     $  24,307
 Operating expenses                        172,819       101,450        84,290        45,302        23,475
 Equity in the earnings of DHHS              8,881            --            --            --            --
 Other charges(1)(2)(3)                         --           300        15,456         1,300            --
 INCOME (LOSS) BEFORE INCOME TAXES
    AND EXTRAORDINARY ITEMS                  3,582         2,443        (9,914)       (1,529)          832
 Provision for income taxes                    150           200         1,009            63           326
 INCOME (LOSS) BEFORE
    EXTRAORDINARY ITEMS                      3,432         2,243       (10,923)       (1,592)          506
 Extraordinary items, net of tax(4)         (1,118)           --        (1,230)           --           200
 NET INCOME (LOSS)                           2,314         2,243       (12,153)       (1,592)          706
 (LOSS) INCOME APPLICABLE TO
    COMMON STOCK                            (9,017)       (2,467)      (13,805)       (2,451)          343

 (LOSS) INCOME PER SHARE:
    (Loss) income before
      extraordinary items                    (1.86)        (1.69)       (11.21)        (2.23)          .12
    Extraordinary items, net of tax          (0.26)            --        (1.10)           --           .17
 (LOSS) INCOME PER COMMON SHARE              (2.12)        (1.69)       (12.31)        (2.23)          .29
 Cash dividend on common stock                  --            --            --            --            --
 Weighted average shares
      outstanding                        4,254,907     1,457,076     1,121,549     1,100,000     1,170,981


 BALANCE SHEET DATA:
 Cash and cash equivalents                   7,583        48,424        66,686         6,204           919
 Working capital                             9,841        51,275        69,138         9,420         1,665
 Total assets                              291,260       216,553       118,947        57,574        15,444
 Long-term debt and capital lease
    obligations                            162,447       105,284        59,761        24,977         6,804
 Redeemable preferred stock(5)              46,029        76,294        56,861        21,746         3,726
 Stockholders' (deficit) equity             31,869        (2,167)      (16,157)       (2,352)          293

                                                         YEAR ENDED DECEMBER 31,
                                       1995           1994         1993          1992          1991
                                       ---------------------------------------------------------------
 OPERATING DATA:
 Consolidated hospitals                       7             7(6)          3(6)         3(2)(6)       1
 Total licensed beds(6)                     976           877           359          380           170
 Admissions                              17,530        10,556         9,026        4,839         2,827
 Average length of stay                     7.0           6.2           5.6          5.7           8.4
 Hospital occupancy(7)                       38%           38%           40%          38%           38%
 Surgery cases                           10,981         9,990         9,911        5,049         2,628
 Deliveries                               2,112         1,262         1,233          635           250
 Patient days                           123,525        65,693        50,309       29,896        23,774
 Outpatient visits                      189,790        95,979        81,221       35,660        19,087
 Outpatient revenue as a % of
   gross patient revenue                     34%           38%           42%          37%           28%



(1) In 1994, the Company incurred approximately $300,000 in fees and other costs related to its efforts to acquire Methodist Medical Center ("MMC") in Jacksonville, Florida. On March 6, 1995, the Company notified MMC's management that it would cease all actions related to this transaction; accordingly, such amounts were charged to expense in the fourth quarter of 1994.

(2) On September 1, 1992, the Company acquired Gulf Coast Hospital, a competing hospital located approximately 3 miles from the Company's Baytown, Texas facility. Subsequent to the purchase, the Company consolidated the operations of GCH onto the campus of its existing Baytown hospital, and in June 1994, sold the former GCH property with restrictions limiting its use to non-competitive activities without the Company's permission. As a result of the consolidation, the Company incurred a charge of approximately $15,456,000 against earnings in 1993.

(3) In 1992, the Company expensed approximately $1,300,000 in fees and other costs related to its unsuccessful attempt to acquire 12 hospitals from Humana, Inc.

(4) The Company recognized extraordinary losses of $1,118,000 and $1,230,000 in 1995 and 1993, respectively, on early extinguishment of debt. The extraordinary loss for 1993 was net of a tax benefit of $634,000, and no tax benefit was allocated to the extraordinary loss in 1995. The extraordinary gain in 1991 relates to the utilization of net income tax benefits arising from the carryforward of operating losses.

(5)      At December 31, 1995, 1994, 1993, 1992 and 1991, the Company had
         outstanding 2,605,714, 10,400,725, 9,564,611, 7,556,706 and 3,769,109
         shares of preferred stock that were redeemable and convertible into 5,211,428, 9,905,306, 8,233,078, 4,217,268 and 1,017,074 shares of common stock, respectively.

(6) Operating statistics include 142 beds at Heartland Medical Center through December 31, 1994, which the Company contributed to DHHS in exchange for 50% ownership of DHHS. The Company accounts for its investment in DHHS under the equity method. DHHS began operations on December 31, 1994.

(7) Weighted average daily census for the period divided by the licensed beds for the period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SIGNIFICANT ACQUISITIONS

The Company was formed on February 1, 1990, to acquire and operate general acute care and specialty hospitals. At December 31, 1995, the Company owned seven hospitals and one skilled nursing facility and owned a 50% interest in Dakota Heartland Health System ("DHHS"), a partnership comprised of two hospitals.

Because of the financial impact of the Company's recent acquisitions and the formation of DHHS, it is difficult to make meaningful comparisons between the Company's financial statements for the fiscal periods presented. Furthermore, each additional hospital acquisition can have a significant impact on the Company's overall financial performance. After acquiring a hospital, the Company attempts to implement various operating efficiencies and cost cutting strategies, including staffing adjustments. The Company may also incur significant additional costs to expand the hospital's services and improve its market position. The Company can give no assurance that these investments and other activities will result in increases in net revenue or reductions in costs at the acquired facility. Consequently, the financial performance of an acquired hospital may adversely affect the Company's operating results in the near-term. The Company believes this effect will be mitigated as more hospitals are acquired.

RECAPITALIZATION

Effective December 31, 1995, the Company, pursuant to the 1995 Recapitalization Agreement, entered into several transactions for the principal purpose of enhancing the value of common stock by reducing the complexity of the Company's capital structure and eliminating the accrual of future dividends on its outstanding preferred stock and the resulting impact on earnings per share. As a part of these transactions (i) three series of the Company's outstanding preferred stock, pursuant to their terms, converted into common stock, (ii) accrued dividends totaling approximately $12,614,000 on all classes of the Company's outstanding preferred stock were paid by issuing common stock at an agreed upon price of $7.00 per share, and (iii) the holders of the remaining two series of outstanding preferred stock agreed to waive the future accrual of preferential dividends. As a further part of these transactions, the Company issued additional shares of common stock to all holders of its then outstanding preferred stock as consideration for the actions taken and agreed to reduce the exercise prices of one series of 680,104 warrants from $5.90 to $5.25 per share and two series totaling 2,447,670 warrants from $9.00 to $7.00 per share until May 13, 1996, after which the exercise prices revert to their prior amounts. Warrant holders have the right to tender subordinated debt in lieu of cash, where applicable. As a result of the Recapitalization, common shares outstanding at December 31, 1995, increased from 4,262,386 to 11,868,230, and preferred shares outstanding decreased from 10,452,370 to 2,605,714. Other than for fractional shares, no cash consideration was paid under the terms of the Recapitalization (See Notes to the Consolidated Financial Statements -
Note 8 "Stockholders' Equity").

EFFECT OF PROPOSED LEGISLATION

Federal and state legislators continue to consider legislation that could significantly impact Medicare, Medicaid and other government funding of health care costs. Initiatives currently before Congress, if enacted, would significantly reduce payments under various government programs, including, among others, payments to disproportionate share and teaching hospitals. A reduction in these payments would adversely affect net revenue and operating
margins at certain of the Company's hospitals.   The Company is unable to
predict what legislation, if any, will be enacted at the federal and state level in the future or what effect such legislation might have on the Company's financial position, results of operations, or liquidity.

RESULTS OF OPERATIONS

1995 Compared to 1994

The Company reported net income of $2,314,000 for the year ended December 31, 1995, compared to net income of $2,243,000 for the comparable period in 1994. On a per share basis, after deducting non-cash preferred stock dividend requirements and other adjustments of $11,331,000 and $4,710,000 in 1995 and 1994, respectively, the Company reported a net loss of $2.12 per common share for 1995 compared to a net loss of $1.69 per common share for 1994. The deduction to net income for 1995 included a dividend paid in common stock to preferred shareholders of approximately $5,349,0000 as part of the Recapitalization. Additionally, net income for 1995 included an extraordinary loss of approximately $1,118,000, or $0.26 per share, on the early extinguishment of debt. Fully diluted earnings per share was not presented for 1995 and 1994 due to the anti-dilutive effect of such calculation. On a pro forma basis, assuming the Recapitalization had occurred on January 1, 1995, primary and fully diluted earnings per share would have been $0.27 and $0.19, respectively, for the year ended December 31, 1995.

Operating income for 1995 included approximately $8,881,000 attributable to the Company's equity in the earnings of DHHS. The Company contributed Heartland Medical Center ("Heartland") to DHHS effective December 31, 1994, and accounts for its investment in DHHS under the equity method. Previously, the Company had consolidated Heartland for financial reporting purposes. Operating income for 1994 included approximately $6,201,000 attributable to Heartland.

The Company's net revenue was $167,520,000 for the year ended December 31, 1995, compared to $104,193,000 for 1994, an increase of $63,327,000 or 60.8%.
The increase was due primarily to hospital acquisitions in the fourth quarter of 1994 and the second quarter of 1995 (collectively, the "Acquisitions"), and was offset, in part, by the contribution of Heartland to DHHS. Net revenue for 1994 included approximately $40,061,000 attributable to Heartland.

The occupancy rate of the Company's consolidated hospitals was substantially unchanged at 38% in 1995 and 1994, due primarily to the acquisition of two psychiatric hospitals in the fourth quarter of 1994. In general, psychiatric hospitals derive a greater percentage of their revenue from inpatient services than do acute care hospitals. The occupancy rate at the Company's general acute care hospitals declined to 33% in 1995 compared to 35% in 1994, due primarily to the Company's contribution of Heartland to DHHS effective December 31, 1994, and due to an industry wide trend of decreased inpatient utilization at acute care hospitals. The Company expects this trend to continue as Medicare, Medicaid, health maintenance organizations ("HMOs"), preferred provider organizations ("PPOs") and other third party payors continue to exert pressure on health care providers to reduce hospital stays and to provide services, when appropriate, on a less expensive outpatient basis. Heartland had an occupancy rate of 41% in 1994.

Gross outpatient revenue increased 45.8% from $63,387,000 in 1994 to $92,392,000 in 1995. Outpatient revenue as a percent of gross patient service revenue declined from 38.1% in 1994 to 33.9% in 1995, once again due to the Company's acquisition of two psychiatric hospitals in the fourth quarter of 1994. Excluding these facilities, outpatient revenue comprised 39.5% of gross patient revenue in 1995.

Gross patient revenue attributable to Medicare increased to 42% in 1995 compared to 39% in 1994, due to the inclusion of certain of the Company's Acquisitions for the full twelve month period ended December 31, 1995. These facilities generally derived a greater portion of their gross patient revenue from the Medicare program than did the hospitals owned and consolidated by the Company for the twelve months ended December 31, 1994. Gross revenue attributable to Medicaid increased to 19% in 1995 compared to 18% in 1994, due primarily to the Company's acquisition of two psychiatric hospitals in the fourth quarter of 1994. Approximately 50% of gross patient revenue at these facilities is attributable to the Medicaid program.

Net patient service revenue is presented in the Consolidated Statement of Operations net of the provision for contractual allowances. Such provision was 40% in 1995 and 1994. The provision for contractual allowances as a percentage of gross patient service revenue is likely to increase in the future
(i) as rate increases at the Company's hospitals exceed increases, if any, in fixed reimbursement rates, (ii) from increased discounts on standard rates due to pressure from third-party payors, such as health maintenance organizations, preferred provider organizations and private insurance companies and (iii) from increased inpatient utilization by Medicare and Medicaid patients. Payments received under these programs are generally less than established billing rates. The trend toward managed care may affect hospitals' ability to maintain their current rate of net revenue growth and operating margins.

Net revenue for 1995 and 1994 included approximately $744,000 and $2,196,000 in interest income earned on cash balances during the year.

The Company's operations are labor intensive with salaries and benefits comprising the single largest item in operating expenses. Salaries and benefits increased 75.9% to $72,188,000 in 1995, compared to $41,042,000 in 1994, primarily as a result of the Company's Acquisitions. As a percent of net revenue, salary and benefits increased to 43.1% in 1995 compared to 39.4% in 1994. This trend is a result of the Company's strategy of acquiring underperforming hospitals that often incur labor and other operating costs in excess of what the Company believes is necessary for the efficient operation of a facility. The Company attempts to reduce these costs over time by implementing various operating efficiencies and cost cutting strategies. However, the Company can give no assurance that its efforts will ultimately result in significant cost reductions at these facilities.

The major components of other operating expenses were professional fees, taxes (other than income), insurance, utilities and other services. Other operating and supplies expense increased by 54.6% to $65,707,000 in 1995 compared to $42,511,000 in 1994, once again as a result of the Company's Acquisitions. As a percent of net revenue, other operating and supplies expense declined to 39.2% in 1995 compared to 40.8% in 1994.

Provision for bad debts was $12,016,000 in 1995, or 7.3% of net patient service revenue, compared to $7,812,000, or 7.8% in 1994. The prior year included approximately $700,000 in charges due to problems resulting from the installation of an information management system at one facility. Excluding this charge, provision for bad debts was approximately 7.1% of net patient service revenue in 1994.

Interest expense increased from $6,375,000 in 1994 to $13,618,000 in 1995, due principally to (i) the increase in amounts outstanding under the Company's senior bank credit facility as a result of its acquisition of SLRMC and funding of ongoing construction projects, (ii) the issuance of $19,133,000 and $35,000,000 of 11% Senior Subordinated Notes on December 30, 1994 and June 12, 1995, respectively, and (iii) debt assumed and/or issued in connection with the acquisitions of AmeriHealth, Inc. ("AHH") and Psychiatric Healthcare Corporation ("PHC") in the fourth quarter of 1994 (See "Liquidity and Capital Resources"). Interest expense also increased due to an increase in the interest rate applicable to its senior bank credit facility (a weighted average of approximately 9.3% and 7.7% for the years ended December 31, 1995 and 1994, respectively).

Depreciation and amortization expense was $9,290,000 in 1995 compared to $4,010,000 in 1994, an increase of $5,280,000, or 131.7%. This increase is due primarily to the Company's Acquisitions, the completion of a hospital and medical office building in Midland, Texas, and an ambulatory care center in Baytown, Texas, as well as the Company's ongoing capital improvement programs at its existing hospitals.

The Company capitalized approximately $1,462,000 and $294,000 in interest costs associated with the construction of a hospital and other medical related facilities at December 31, 1995 and 1994, respectively. With the completion of a hospital and medical office building in Midland, Texas, and an ambulatory care center in Baytown, Texas, the Company expects capitalized interest to be minimal in 1996.


1994 Compared to 1993

The Company reported net income of $2,243,000 for the year ended December 31, 1994, compared to a net loss of $12,153,000 in 1993. On a per share basis, after deducting non-cash preferred stock dividend requirements and other adjustments of $4,710,000 and $1,652,000 in 1994 and 1993, respectively, the Company reported a net loss of $1.69 per common share for 1994 compared to a net loss of $12.31 per common share for 1993.

The net loss for the year ended December 31, 1993, included an extraordinary loss of approximately $1,230,000 (net of income tax effect of $634,000), or
$1.10 per share, from the early extinguishment of debt.   The net loss for 1993
also included an asset write down of approximately $15,456,000 pursuant to the Company's decision in December 1993 to consolidate the operations of Gulf Coast Hospital ("GCH") onto the campus of BayCoast Medical Center ("BMC"). The
Company acquired GCH on September 1, 1992.   The write down was recorded in
1993 to recognize the limited alternative uses of the GCH campus. In June 1994, the Company sold the former GCH property with restrictions prohibiting its use to non-competing activities without the Company's consent.

The Company's net revenue was $104,193,000 for the year ended December 31, 1994, compared to $89,832,000 for 1993, an increase of $14,361,000 or 16.0%.
This increase was due primarily to the inclusion of Physicians & Surgeons Hospital ("P&S") for a full year in 1994, compared to eight months in 1993, the year the facility was acquired, and the Company's acquisition of PHC and AHH in the fourth quarter of 1994. On a same hospital basis, net revenue decreased approximately $2,550,000, or 3.2%, in 1994 due to the elimination of a psychiatric program at BMC and a decline in outpatient surgery cases due to capacity constraints following the consolidation of GCH's operations onto the BMC campus in December 1993.

The average occupancy rates of the Company's hospitals declined from 40.1% in 1993 to 38.3% in 1994. This decline is consistent with the industry trend of decreased inpatient utilization at acute care hospitals and is due primarily to increased pressure from Medicare, Medicaid, HMOs, PPOs and other third party payors to reduce hospital stays and to provide services, where possible, on a less expensive outpatient basis. Gross outpatient revenue increased 6.1% from $59,738,000 in 1993 to $63,387,000 in 1994. Outpatient revenue as a percent of gross patient service revenue declined from 41.9% in 1993 to 38.1% in 1994, due primarily to the Company's acquisition of PHC effective October 1, 1994.
In general, psychiatric hospitals derive a greater percentage of their gross revenue from inpatient services than do acute care hospitals. Exclusive of acquisitions, outpatient revenue comprised 41.3% of gross patient revenue in 1994.

Provision for contractual allowances was 40.2% of gross patient service revenue for 1994 compared to 39.2% in 1993, which is consistent with industry trends.

Approximately 39% of gross patient revenue was attributable to Medicare in 1994 and 1993. Gross revenue attributable to Medicaid increased to 18% in 1994 compared to 12% in 1993, due primarily to the Company's acquisition of PHC effective October 1, 1994, which derives approximately 53% of its gross patient revenue from the Medicaid program, and due to a decline in revenue attributable to private and other payor sources at hospitals owned by the Company for the twelve month period ended December 31, 1994.

Salaries and benefits increased 11.8% to $41,042,000 in 1994 compared to $36,698,000 in 1993, due primarily to the inclusion of P&S for a full year in 1994 and the Company's acquisition of PHC and AHH in the fourth quarter of 1994. As a percent of net revenue, salary and benefits decreased to 39.4% in 1994 compared to 40.9% in 1993 as a result of the Company's ongoing efforts to improve staffing efficiencies in its acquired hospitals. For hospitals owned for the twelve month period ended December 31, 1994, salary and benefits were 37.7% of net revenues in 1994 compared to 39.4% in 1993.

The major components of other operating expenses were professional fees, taxes (other than income), insurance, utilities and other services. Other operating and supplies expense increased by 19.2% to $42,511,000 in 1994 compared to $35,674,000 in 1993. Other operating and supplies expense increased to 40.8% of net revenue in 1994 compared to 39.7% in 1993. The increase in the percentage of net revenue is due primarily to non-capitalizable costs associated with the Company's acquisition activity.

Provision for bad debts was $7,812,000 in 1994, or 7.8% of net patient service revenue, compared to $5,669,000, or 6.5% in 1993. This 37.8% increase is due in part to the installation of a new computer system at one of the Company's hospitals that disrupted the hospital's billing procedures and accounts receivable detail. The hospital determined that approximately $700,000 in accounts receivable produced by the new system should have been charged to allowance for uncollectable accounts. Excluding this charge, provision for bad debts was approximately 7.1% of net patient service revenue in 1994.

Depreciation and amortization expense was $4,010,000 in 1994 compared to $3,524,000 in 1993, an increase of $486,000 or 13.8%. The increase in depreciation and amortization expense was due primarily to the Company's acquisitions in 1994, the Company's ongoing capital improvement programs at its existing hospitals and the amortization of costs associated with the Company's issuance of 11% Senior Subordinated Notes effective December 31, 1993.

Interest expense increased from $2,725,000 in 1993 to $6,375,000 in 1994, principally due to the Company's issuance of $37,833,000 of 11% Senior Subordinated Notes effective December 31, 1993 and its incurrence of a $20,000,000 senior bank credit facility on November 3, 1993, as well as interest expense associated with debt assumed and/or issued in the AHH and PHC acquisitions (See "Liquidity and Capital Resources"). Interest expense also increased due to an increase in the interest rate applicable to its senior bank credit facility (a weighted average of approximately 7.7% and 6.5% at December 31, 1994 and 1993, respectively.)

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $7,583,000 at December 31, 1995. The Company also had $51,651,000 available under its senior bank credit facility, subject to certain limitations, which it refinanced and expanded from $50,000,000 to $100,000,000 effective May 31, 1995.

The Company had cash flows from operations of $12,892,000 for the year ended December 31, 1995. Cash flows from operations have not contributed significantly to the Company's liquidity in the past, due principally to its strategy of acquiring underperforming hospitals with the goal of improving performance over time.

Capital expenditures vary by hospital and from year to year, depending upon the nature of the improvements undertaken at each facility. Excluding acquisitions, capital expenditures for the year ended December 31, 1995, were $42,822,000, which included approximately $31,780,000 in expenditures related to the construction of a hospital and medical office building in Midland, Texas, and approximately $6,267,000 related to the construction of an ambulatory care center at the Company's Baytown, Texas facility. The Baytown and Midland facilities began operations in July and October of 1995, respectively.

The Company expended approximately $94,715,000 for principal payments on long-term debt and capitalized lease obligations for the year ended December
31, 1995.   Such payments included an $850,000 debt reduction concurrent with the sale of a former PHC facility that was closed and held for sale at the time of its acquisition, the defeasance of approximately $1,200,000 principal amount of bonds outstanding at a former AHH facility, and a $31,500,000 payment on amounts outstanding under the Company's senior bank credit facility concurrent with the issuance of Senior Subordinated Notes on June 12, 1995. In connection with the Company's refinancing of the senior bank credit facility on May 31, 1995, the Company paid approximately $48,000,000 outstanding under a prior senior bank credit facility and approximately $9,533,000 principal amount of debt held by Wilmington Savings Fund Society.

The Company anticipates that existing capital sources and internally generated cash flows will be sufficient to fund capital expenditures, debt service and working capital requirements through the foreseeable future. The Company intends to acquire additional acute care and specialty facilities and is actively pursuing several such acquisitions. However, depending upon the individual circumstances, the Company will likely require additional debt or equity financing as it pursues its acquisition strategy.

Acquisitions and Other Investments

On April 13, 1995, the Company acquired Salt Lake Regional Medical Center ("SLRMC") from Columbia/HCA Healthcare Corporation for approximately $61,042,000, which included approximately $11,783,000 for certain working capital components, resulting in a net purchase price of approximately $49,259,000. The Company funded the asset purchase from available cash and approximately $30,000,000 in borrowings under its senior bank credit facility. SLRMC is comprised of a 200 bed tertiary care hospital and five clinics and is located in Salt Lake City, Utah.

On December 21, 1994, a wholly owned subsidiary of the Company that owned Heartland entered into a partnership with Dakota Hospital ("Dakota"), a not-for-profit corporation that owned a 199 bed general acute care hospital, also in Fargo, North Dakota. The Company and Dakota contributed their respective hospitals debt and lien free (except for capitalized lease obligations), including certain working capital components, and the Company contributed an additional $20,000,000 in cash, each in exchange for 50% ownership in the
partnership.   The Company will receive 55% of the net income and distributable cash flow ("DCF") of the partnership until such time as it has recovered on a cumulative basis an additional $10,000,000 of DCF in the form of an "excess" distribution. Because the partners through the partnership agreement and an operating agreement have delegated substantially all management of DHHS to the Company, the authority of the partnership's governing board is limited. Under the terms of the partnership agreement, the Company is obligated to advance funds to the partnership to cover any and all operating deficits of the partnership. Beginning July 1996, Dakota has the right to require the Company to purchase its partnership interest free of debt or liens for a cash purchase price equal to 5.5 times Dakota's pro rata share of earnings before depreciation, interest, income taxes and amortization, as defined in the partnership agreement, less Dakota's pro-rata share of the partnership's long-term debt. DHHS had earnings before depreciation, interest, income taxes and amortization of approximately $19,000,000 for the year ended December 31, 1995. Beginning January 1998, the purchase price for Dakota's partnership
interest shall not be less than $50,000,000.   Should Dakota elect to exercise
its option, the Company would likely finance the purchase through bank or other borrowings. As of December 31, 1995, the Company has received $825,000 in cash distributions from DHHS.

On December 6, 1994, the Company merged with AmeriHealth, Inc., a Delaware corporation. The merger was accounted for as a recapitalization of the Company with the Company as the acquiror (a reverse acquisition). The common shareholders of AHH received 1 share of Company common stock for every 5.70358 shares of common stock of AHH and a cash distribution of $0.085 per AHH common share. Additionally, the Company assumed approximately $17,700,000 in debt, resulting in a net purchase price of approximately $38,876,000. AHH owned and managed two acute care hospitals with a combined total of 265 licensed beds:
Metropolitan Hospital in Richmond, Virginia with 180 beds and Autauga Medical Center in Prattville, Alabama with 85 beds. AHH also owned a 72 bed skilled nursing facility, Autauga Health Care Center in Prattville, Alabama.

As part of the AHH merger, the Company assumed and extended approximately $10,000,000 principal amount of debt held by Wilmington Savings Fund Society (the "WSFS Loan") and paid approximately $7,665,000 in cash to retire $8,049,000 principal amount of AHH debt held by the Resolution Trust Corporation.

On October 21, 1994, the Company acquired Psychiatric Healthcare Corporation, which owned two free-standing psychiatric hospitals with a combined total of 219 beds in Springfield, Missouri, and Alexandria, Louisiana. The net purchase price, including contingent consideration of $2,000,000 paid in 1995 and the assumption of approximately $14,880,000 in long-term debt, was approximately $24,600,000. The Company paid no cash to the PHC shareholders, instead issuing a combination of Series D Preferred Stock and 11% Senior Subordinated Notes with detachable warrants.

The Company acquired Physicians and Surgeons Hospital in Midland, Texas on May 1, 1993, for approximately $5,800,000 in cash and the assumption of $1,200,000 in debt. The Company replaced P&S in the fourth quarter of 1995 with the newly constructed 101 bed Westwood Medical Center. Total construction cost for the new facility was approximately $39,017,000.

Debt

On June 12, 1995, the Company issued $35,000,000 face amount (less a discount of approximately $668,000) of Senior Subordinated Notes (the "Notes") maturing on December 31, 2003. The Notes bear interest at an annual effective rate of 11.35% (11% stated rate). Interest is payable quarterly, and the stated rate increases from 11% to 11.5% on March 31, 1996. The Notes include detachable warrants for the purchase of 525,000 shares of common stock. The Notes are subject to redemption on or after December 31, 1995, at the Company's option at prices declining from 112.5% of principal amount at December 31, 1995 to par at December 31, 2002. Additionally, there is a requirement to repurchase all outstanding Notes in the event of a change in control of the Company, at the holder's option, based on a declining redemption premium ranging from 112.5% to 103% of principal. Proceeds from the issuance of Notes were used to paydown approximately $31,500,000 principal amount outstanding under the Company's revolving senior bank debt with the remainder retained for general corporate purposes. The Notes are uncollateralized obligations and are subordinated in right of payment to certain senior indebtedness of the Company.

On May 31, 1995, the Company refinanced and paid a $50,000,000 senior bank credit facility obtained in November 1993 with a $100,000,000 senior bank credit facility (the "Revolving Loan") with Banque Paribas, as agent, AmSouth Bank of Alabama, Bank One of Texas, N.A., CoreStates Bank, N.A., and NationsBank of Texas, N.A. Amounts available under the Revolving Loan are subject to certain limitations, and the total amount available under the Revolving Loan declines to $80,000,000 on the third anniversary date. The Revolving Loan matures no later than March 31, 1999, and bears interest at a lender defined incremental rate plus, at the Company's option, the LIBOR or Prime rate. The incremental rate ranges from 2.5% to 3.0% with respect to the LIBOR rate option and from 1.0% to 1.5% with respect to the Prime rate option. The interest rates on the Revolving Loan and prior senior bank credit facility were 8.85% and 9.12%, respectively, at December 31, 1995 and 1994. Proceeds from the refinancing were used to pay approximately $48,000,000 principal amount outstanding under the Company's prior senior bank credit facility and approximately $9,533,000 principal amount of debt held by Wilmington Savings Fund Society ("WSFS"). The interest rate on the WSFS Loan was 11.5% and 10.5% at May 31, 1995 (the date of payment) and December 31, 1994, respectively. With the exception of certain assets collateralizing debt assumed in the Company's 1994 acquisition of PHC, the Revolving Loan is collateralized by substantially all of the Company's assets. The Company's future acquisitions and divestitures may require, in certain circumstances, consent by lenders under this agreement.

On December 31, 1993, the Company issued $37,833,000 of 11% Senior Subordinated Notes with detachable warrants for the purchase of 1,134,990 shares of common stock. On December 30, 1994, pursuant to commitments obtained from the original purchasers of the 11% Senior Subordinated Notes issued on December 31, 1993, the Company issued an additional $19,133,000 of Notes with detachable warrants for the purchase of 573,990 shares of common stock. No value was allocated to the warrants at the time of issuance because the interest rate on the Notes was considered a market rate and the exercise price was greater than the estimated fair value of the common stock. The Notes bear interest at an effective annual rate of 11%. All other terms of the Notes are substantially the same as those discussed above.

The Revolving Loan, Notes and Mortgages referenced above contain restrictive covenants which include, among others, restrictions on additional indebtedness, the payment of dividends and other distributions, the repurchase of common stock and related securities under certain circumstances, and the requirement to maintain certain financial ratios. The Company was in compliance with or has obtained permanent waivers for all loan covenants to which it was subject as of December 31, 1995 and 1994.

Redeemable Preferred Stock

On December 31, 1993, the Company issued 1,269,144 shares of Series D Cumulative Convertible Redeemable Preferred Stock ("Series D") for net proceeds of approximately $22,008,000. On December 30, 1994, pursuant to commitments obtained from the initial purchasers of Series D preferred stock, the Company issued an additional 623,453 shares of Series D preferred stock for net proceeds of $11,222,000. The Company also issued Series D preferred stock in connection with the PHC acquisition. See Note 7 to the Company's consolidated financial statements for a discussion of the rights and preferences of Series D preferred stock.

On December 2, 1993, the Company issued 448,811 shares of Series C Cumulative Convertible Redeemable Preferred Stock ("Series C") for net proceeds of $8,033,000. See Note 7 to the Company's consolidated financial statements for a discussion of the rights and preferences of Series C preferred stock.

On December 2, 1993, the Company issued 289,950 shares of Series BB preferred stock, resulting in net proceeds of $3,422,000. On December 31, 1995, all outstanding shares of Series BB were converted into common stock as part of to the Recapitalization.

The Company is subject to certain credit agreements that restrict its right to pay cash dividends on its common stock and Series C and D preferred stock. Furthermore, the Company can not pay cash dividends on its common stock without paying dividends on its Series C and D preferred stock. Pursuant to the Recapitalization, all accrued preferred dividends at December 31, 1995 (approximately $12,614,000), were paid by the issuance of common stock at an agreed price of $7.00 per share, and Series C and D preferred stock do not accrue dividends.

SUBSEQUENT EVENTS

On March 1, 1996, the Company acquired Jordan Valley Hospital ("Jordan") from Columbia/HCA Healthcare Corporation. Jordan is a 50 bed acute care hospital located in West Jordan, Utah, a suburb of Salt Lake City. The Company acquired Jordan in exchange for Autauga Medical Center, an 85 bed acute care hospital, and Autauga Health Care Center, a 72 bed skilled nursing facility, both in Prattville, Alabama, plus preliminary cash consideration paid to the seller of approximately $10,750,000. Cash consideration included approximately $3,750,000 for certain net working capital components, which are subject to adjustment, and reimbursement of certain capital expenditures made previously by the seller.
The transaction did not result in a gain or loss. The Alabama facilities were acquired as part of the Company's acquisition of AmeriHealth, Inc. on December 6, 1994.

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

RECENT PRONOUNCEMENTS

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 121, which is effective for fiscal years beginning after December 15, 1995, requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be
recoverable.   It is anticipated that the impact of adopting this statement will not have a material effect on the financial statements.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," which is effective for fiscal years beginning after December 15, 1995. SFAS 123 establishes new financial accounting and reporting standards for stock-based compensation plans. Entities will be allowed to measure compensation expense for stock-based compensation under SFAS 123 or APB Opinion No. 25, "Accounting for Stock Issued to Employees." Entities electing to account for such compensation under APB Opinion No. 25 will be required to make pro forma disclosures of net income and earnings per share as if SFAS 123 had been applied. The Company is presently evaluating which alternative it will adopt under SFAS 123 and has not yet quantified the potential impact on the Company of adopting this new standard.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this Item is submitted at the end of this Form 10-K Annual
Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
               FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

See "ELECTION OF DIRECTORS" and "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT--Compliance with Section 16(a) of the Securities and Exchange Act of 1934" in the definitive Proxy Statement for the Company's 1996 Annual Meeting of Stockholders, incorporated herein by reference. See also "ITEM 1A. EXECUTIVE OFFICERS OF THE REGISTRANT" contained in PART I of this Form 10-K Annual Report.

ITEM 11. EXECUTIVE COMPENSATION

See "EXECUTIVE COMPENSATION" in the definitive Proxy Statement for the Company's 1996 Annual Meeting of Stockholders, incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

See "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in the definitive Proxy Statement for the Company's 1996 Annual Meeting of Stockholders, incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" in the definitive Proxy Statement for the Company's 1996 Annual Meeting of the Stockholders, incorporated herein by reference.

                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      Documents filed as part of this Report:

         1. Financial Statements

             Champion Healthcare Corporation Consolidated Financial Statements:

                 Consolidated Balance Sheet - December 31, 1995 and 1994

                 Consolidated Statement of Operations - For the Years Ended
                   December 31, 1995, 1994 and 1993

                 Consolidated Statement of Stockholders' Equity - For the Years
                   Ended December 31, 1995, 1994 and 1993

                 Consolidated Statement of Cash Flows - For the Years Ended
                   December 31, 1995, 1994 and 1993

                 Notes to Consolidated Financial Statements

             Dakota Heartland Health System Financial Statements:

                 Balance Sheet - December 31, 1995 and 1994

                 Statement of Income - For the Year Ended December 31, 1995

                 Statement of Partners' Equity - For the Year Ended December
                   31, 1995

                 Statement of Cash Flows - For the Year Ended December 31, 1995

                 Notes to Financial Statements

         2. Financial Statement Schedules

             Schedule I - Condensed Financial Information of Registrant

             Schedule II - Valuation and Qualifying Accounts

         3.  Exhibits

         3.01(a)*         Restated Certificate of Incorporation dated February 12, 1996 (Incorporated by reference to the registrant's Schedule 14A Definitive Proxy Statement dated January 22, 1996).

         3.01(b)*         Bylaws of Champion Healthcare Corporation (Incorporated by reference to Exhibit 4.2 of the registrant's Form S-8 filed with the SEC on or about August 3, 1995).

         4.01(a)**        Agreement Pursuant to Regulation S-K 601(4)(iii) by the registrant dated March 30, 1995 to furnish instruments defining the rights of holders of certain long-term debt.

         4.01(b)*         Series D Note and Stock Purchase Agreement dated December 31, 1993, as amended, between the registrant and the parties listed therein (filed as Exhibit 10.5 to registrant's Form 8-K dated
                          December 6, 1994 and incorporated herein by reference).

         4.01(c)          Amended and Restated Loan Agreement dated as of May 31, 1995, among the registrant, Banque
                          Paribas as agent and the banks named therein.

         4.01(d)          Series E Note Purchase Agreement dated May 1, 1995, as amended, between the registrant and the parties listed therein.

         10.01*           Amended and Restated 1988 Non-Qualified Stock Option Plan (Incorporated by reference to Exhibit
                          10.06 of the registrant's Form 10-K for the fiscal year ended December 31, 1992).

         10.01(b)*        Statement Pursuant to Rule 12b-32(b) regarding modification dated May 27, 1993 to Amended and
                          Restated 1988 Non-Qualified Stock Option Plan referenced as Exhibit 10.01 (Incorporated by reference to Exhibit 10.06(b) of the registrant's Form 10-K for the fiscal year ended December
                          31, 1993).

         10.02*           Agreement and Plan of Merger between Champion Healthcare Corporation and AmeriHealth, Inc.,
                          dated August 17, 1994 (filed as Exhibit 10 to registrant's Form 8-K dated August 17, 1994, and incorporated herein by reference).

         10.03*           Amendment No. 1 to Agreement and Plan of Merger, dated October 20, 1994 (filed as Exhibit 10.1 to registrant's Form 8-K dated December 6, 1994 and incorporated herein by reference).

         10.04*           Consulting Agreement dated December 6, 1994 between the Registrant and William G. White (filed as Exhibit 10.2 to registrant's Form 8-K dated December 6, 1994 and incorporated herein by reference).

         10.05*           Voting Agreement dated December 6, 1994 between the Registrant and William G. White (filed as
                          Exhibit 10.3 to registrant's Form 8-K dated December 6, 1994 and incorporated herein by reference).

         10.07*           D Stockholders Agreement, dated December 31, 1993, among the Registrant and the Parties listed therein, as amended (filed as Exhibit 10.6 to registrant's Form 8-K dated December 6, 1994 and incorporated herein by reference).

         10.08            Employment Agreement between Charles R. Miller and the registrant dated August 4, 1995.

         10.09            Employment Agreement between James G. VanDevender and the registrant dated August 4, 1995.

         10.10            Employment Agreement between Ronald R. Patterson and the registrant dated August 4, 1995.

         10.11**          Founders' Stock Option Agreement between Charles R. Miller and the registrant dated December
                          31, 1990.

         10.12**          Founders' Stock Option Agreement between James G. VanDevender and the registrant dated December
                          31, 1990.

         10.13**          Subscription Agreement dated February 10, 1990, between James G. VanDevender and the registrant, as amended.

         10.14**          Employee Stock Option Plan, dated December 31, 1991, as amended.

         10.15**          Employee Stock Option Plan No. 2, dated May 27, 1992, as amended.

         10.16**          Employee Stock Option Plan No. 3, dated September 1992, as amended.

         10.17**          Senior Executive Stock Option Plan No. 4, dated January 5, 1994, as amended.

         10.18**          Director's Stock Option Plan, dated 1992.

         10.19(a)**       Agreement between Management Prescriptives, Inc., a company owned by David S. Spencer, and the registrant dated April 19, 1993.

         10.19(b)**       Agreement between Master Services, a company owned by David S. Spencer, and the registrant dated October 1,1994.

         10.20**          Preferred Stock Purchase Agreement dated as of December 31, 1990, as amended, among Charles R.
                          Miller, James G. VanDevender, Equus Investments II, L.P., Sprout Growth. L.P., Sprout Capital
                          VI, L.P.,  DLJ Venture Capital Fund II, L.P. and the registrant.

         10.21**          Note and Stock Purchase Agreement dated May 27, 1992, as amended, among the registrant and the parties listed therein.

         10.22**          Series C Preferred Stock Purchase Agreement dated December 2, 1993, between the registrant and the parties listed therein.

         10.23(a)**       Warrant Purchase Agreement dated December 31, 1990, between Charles R. Miller, Equus
                          Investments II, L.P. and the registrant, as amended.

         10.23(b)**       Warrant Purchase Agreement dated December 31, 1990, between Equus  Investments II, L.P., Sprout
                          Growth, L.P. and the registrant, as amended.

         10.23(c)**       Agreement to Exchange and Amend Warrants dated April 29, 1993, by the registrant and holders of warrants issued pursuant to the Note and Stock Purchase Agreement dated May 27, 1993, with attached Form of Warrant.

         10.23(d)**       Form of Warrant issued pursuant to Bridge Loan Agreement dated April 29, 1993.

         10.23(e)**       Form of Warrant issued December 2, 1993 to Virginia Retirement System, pursuant to Fifth
                          Amendment to Note and Stock Purchase Agreement dated May 27, 1992.

         10.23(f)**       Form of Warrant issued pursuant to Series D Note and Stock Purchase Agreement, dated December
                          31, 1993, as amended.

         10.23(g)         Form of Warrant issued pursuant to Series E Note Purchase Agreement, dated May 1, 1995, as amended.

         10.24(a)**       Stock Registration Agreement dated December 31, 1990, as amended, entered into by the registrant in connection with the Stock Purchase Agreement dated December 31, 1990.

         10.24(b)**       Series B and Series C Stock Registration Agreement dated December 2, 1993, entered into by the registrant in connection with the Fifth Amendment to Note and Stock Purchase Agreement dated
                          May 27, 1992, and the Series C Stock Purchase Agreement.

         10.24(c)**       Series D Stock Registration Agreement dated December 31, 1993, as amended, entered into by the registrant in connection with the Series D Note and Stock Purchase Agreement.

         10.25**          Agreement and Plan of Merger dated October 21, 1994, among Psychiatric Healthcare Corporation,
                          CHC/Psychiatric Healthcare Corporation and the registrant.

         10.26*           Amended and Restated Partnership Agreement of Dakota/Champion Partnership dated December 21,
                          1994 (filed as Exhibit 10 to registrant's Form 8-K dated December 21, 1994 and incorporated herein by reference).

         10.27*           Operating Agreement between Dakota/Champion Partnership and the Registrant, dated December 21,
                          1994 (filed as Exhibit 10.1 to registrant's Form 8-K dated December 21, 1994 and incorporated herein by reference).

         10.28*           Asset Purchase Agreement, dated January 25, 1995, as amended,  among Medical Services of Salt
                          Lake City, Inc., HealthTrust, Inc.-The Hospital Company, CHC - Salt Lake City, Inc. and
                          Champion Healthcare Corporation (filed as Exhibit 10.1 to registrant's Form 8-K dated April 13,
                          1995 and incorporated herein by reference).

         10.29*           Utah Provider Agreement, dated April 13, 1995, by and between Champion Healthcare Corporation and HealthTrust Inc. - The Hospital Company (filed as Exhibit 10.2 to registrant's Form 8-K dated April 13, 1995 and incorporated herein by reference).

         10.30*           Champion Healthcare Corporation Selected Executive Stock Option Plan No. 5 (Incorporated by
                          reference to Exhibit 4.12 of the registrant's Form S-8 filed with the SEC on or about August 3,
                          1995)

         10.31*           1995 Recapitalization Agreement dated as of December 31, 1995 among the registrant and the parties listed therein (filed as Exhibit 10.1 to registrant's Form 8-K dated December 31, 1995 and incorporated herein by reference).

         10.32*           Asset Exchange Agreement dated November 9, 1995, by and between Champion Healthcare Holdings,
                          CHC-Prattville, Inc. and CHC-Nursing Center, Inc. and West Jordan Hospital Corporation (filed as Exhibit 10.1 to registrant's Form 8-K dated March 1, 1996 and incorporated herein by reference).

         10.33*           AmeriHealth, Inc. 1984 Non-Qualified Plan (Incorporated by reference to Exhibit 4.11 of the registrant's Form S-8 filed with the SEC on or about August 25, 1995).

         10.34*           AmeriHealth, Inc. Special Stock Option between the registrant and William G. White dated May
                          31, 1988 (Incorporated by reference to Exhibit 4.12 of the registrant's Form S-8 filed with the
                          SEC on or about August 25, 1995).

         11               Statement re: computation of per share earnings

         21               Subsidiaries of the registrant

         23               Consent of Coopers & Lybrand L.L.P.

         27               Financial Data Schedule

                          *       Incorporated by reference as indicated.
                          ** Previously included in the registrant's Form 10-K for the year ended December 31, 1994, filed March 31, 1995.

(b)      Reports on Form 8-K:

                                  On January 4, 1996, the Company filed one report on Form 8-K dated December 31, 1995, which reported under "Item 5. Other Events" the 1995 Recapitalization Agreement between the registrant and its preferred shareholders.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:   March 26, 1996                         Champion Healthcare Corporation
         --------------                         (Registrant)

                                                By:  /s/ James G. VanDevender
                                                --------------------------------
                                                James G. VanDevender
                                                Executive Vice President, Chief
                                                Financial Officer and Director
                                                (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Charles R. Miller                      President, Chief Executive Officer,                March 26, 1996
- ---------------------                      Chairman of the Board of Directors                 --------------
Charles R. Miller

/s/ James G. VanDevender                   Executive Vice President, Chief                    March 26, 1996
- -----------------------                    Financial Officer, Director (Principal             --------------
James G. VanDevender                       Financial Officer)

/s/ Robert M. Starling                     Vice President and Controller                      March 26, 1996
- ----------------------                     (Principal Accounting Officer)                     --------------
Robert M. Starling

/s/ James A. Conroy                        Director                                           March 26, 1996
- -------------------                                                                           --------------
James A. Conroy

/s/ Manuel M. Ferris                       Director                                           March 26, 1996
- --------------------                                                                          --------------
Manuel M. Ferris

/s/ Janet A. Hickey
- -------------------                        Director                                           March 26, 1996
Janet A. Hickey

/s/ Nolan Lehmann                          Director                                           March 26, 1996
- -----------------                                                                             --------------
Nolan Lehmann

/s/ Richard D. Sage                        Director                                           March 26, 1996
- -------------------                                                                           --------------
Richard D. Sage

/s/ David S. Spencer                       Director                                           March 26, 1996
- --------------------                                                                          --------------
David S. Spencer

/s/ William G. White                       Director                                           March 26, 1996
- --------------------                                                                          --------------
William G. White

                           ANNUAL REPORT ON FORM 10-K

                       ITEM 14(a)(1) and (2), (c) and (d)

         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                CERTAIN EXHIBITS

                          YEAR ENDED DECEMBER 31, 1995

                        CHAMPION HEALTHCARE CORPORATION
                                 HOUSTON, TEXAS

                CHAMPION HEALTHCARE CORPORATION AND SUBSIDIARIES
                       INDEX TO FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements of Champion Healthcare Corporation and subsidiaries and financial statements of Dakota Heartland Health System are included in Item 8:

Champion Healthcare Corporation:

Report of Coopers & Lybrand L.L.P. Independent Accountants .................................................................... F-3

Consolidated Balance Sheet -
         December 31, 1995 and 1994 ........................................................................................... F-4

Consolidated Statement of Operations - For the Years Ended
         December 31, 1995, 1994 and 1993 ..................................................................................... F-5

Consolidated Statement of Stockholders' Equity -
         For the Years Ended December 31, 1995, 1994
           and 1993 ........................................................................................................... F-6

Consolidated Statement of Cash Flows - For the Years Ended
         December 31, 1995, 1994 and 1993 ..................................................................................... F-7

Notes to Consolidated Financial Statements .................................................................................... F-8

Dakota Heartland Health System:

Report of Coopers & Lybrand L.L.P. Independent Accountants ................................................................... F-32

Balance Sheet -
         December 31, 1995 and 1994 .......................................................................................... F-33

Statement of Income -
         For the year ended December 31, 1995 ................................................................................ F-34

Statement of Partners' Equity -
         For the year ended December 31, 1995 ................................................................................ F-35

Statement of Cash Flows -
         For the year ended December 31, 1995 ................................................................................ F-36

Notes to Financial Statements ................................................................................................ F-37

The following consolidated financial statement schedules of Champion Healthcare Corporation and subsidiaries are included in Item 14(d):

Report of Coopers & Lybrand L.L.P. Independent Accountants on Financial Statement Schedules ................................... S-1

Schedule I -- Condensed Financial Information of the Registrant ............................................................... S-2

Schedule II -- Valuation and Qualifying Accounts .............................................................................. S-6

 All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                       REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors
Champion Healthcare Corporation

We have audited the accompanying consolidated balance sheet of Champion Healthcare Corporation as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Champion Healthcare Corporation as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.





                                                  /s/ Coopers & Lybrand L.L.P.



Houston, Texas
February 27, 1996

CHAMPION HEALTHCARE CORPORATION
CONSOLIDATED BALANCE SHEET

                                                                                    December 31,
                                                                             1995                1994
                                                                        ----------------------------------
                                                                      (Dollars in thousands, except share data)
ASSETS
Current assets:
  Cash and cash equivalents                                               $   7,583           $   48,424
  Restricted cash                                                                --                5,000
  Accounts receivable, less allowance for doubtful accounts
      of $10,116 and $4,959 in 1995 and 1994, respectively                   33,262               17,115
  Supplies inventory                                                          3,470                1,942
  Prepaid expenses and other current assets                                   6,264                4,899
                                                                          ---------           ----------
                    Total current assets                                     50,579               77,380

Property and equipment:
  Land                                                                        6,418                4,510
  Buildings and improvements                                                115,688               48,888
  Equipment                                                                  42,343               25,016
  Construction in progress                                                    4,666                8,839
                                                                          ---------           ----------
                    Total property and equipment                            169,115               87,253
  Less allowances for depreciation and amortization                          10,733                5,340
                                                                          ---------           ----------
                    Total property and equipment, net                       158,382               81,913

Investment in Dakota Heartland Health System                                 48,145               40,088
Goodwill, net of accumulated amortization of $1,051 and $37
      in 1995 and 1994, respectively                                         20,933                5,947
Intangible assets, net of accumulated amortization of
      $2,052 and $1,647 in 1995 and 1994, respectively                        7,438                5,718
Other assets                                                                  5,783                5,507
                                                                          ---------           ----------
                    Total assets                                          $ 291,260           $  216,553
                                                                          =========           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                                       $   1,166           $    4,221
  Current portion of capital lease obligations                                1,301                  560
  Accounts payable                                                           13,952               10,637
  Due to third parties                                                        8,829                2,241
  Accrued and other liabilities                                              15,490                8,446
                                                                          ---------           ----------
                    Total current liabilities                                40,738               26,105

Long-term debt                                                              159,670              102,626
Capital lease obligations                                                     2,777                2,658
Other long-term liabilities                                                  10,177               11,037
Commitments and contingencies (Notes 3 and 13)
Redeemable preferred stock                                                   46,029               76,294
Common stock, $.01 par value:
    Authorized - 25,000,000 shares, 11,868,230 and 4,223,975
    shares issued and outstanding in 1995 and 1994,
    respectively                                                                119                   42
Common stock subscribed, 80,000 and 100,000 in 1995 and 1994,
    respectively                                                                 40                   50
Common stock subscription receivable                                            (40)                 (50)
Paid in capital                                                              47,643               15,998
Accumulated deficit                                                         (15,893)             (18,207)
                                                                          ---------           ----------
                    Total liabilities and stockholders' equity            $ 291,260           $  216,553
                                                                           ========           ==========


See notes to consolidated financial statements.

CHAMPION HEALTHCARE CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS

                                                                Year Ended December 31,
                                                       1995               1994               1993
                                                    --------------------------------------------------
                                                                (Dollars in thousands,
                                                                except per share data)
Net patient service revenue                         $  163,500          $   99,613          $   86,728
Other revenue                                            4,020               4,580               3,104
                                                    ----------          ----------          ----------

    Net revenue                                        167,520             104,193              89,832

Expenses:
 Salaries and benefits                                  72,188              41,042              36,698
 Supplies                                               21,113              12,744              11,641
 Other operating expenses                               44,594              29,767              24,033
 Provision for bad debts                                12,016               7,812               5,669
 Interest                                               13,618               6,375               2,725
 Depreciation and amortization                           9,290               4,010               3,524
 Equity in earnings of Dakota Heartland
    Health System                                       (8,881)                 --                  --
 Asset write-down                                           --                  --              15,456
                                                    ----------          ----------          ----------

    Total expenses                                     163,938             101,750              99,746
                                                    ----------          ----------          ----------

    Income (loss) before income taxes and
        extraordinary items                              3,582               2,443              (9,914)

Provision for income taxes                                 150                 200               1,009
                                                    ----------          ----------          ----------

    Income (loss) before extraordinary
        items                                            3,432               2,243             (10,923)

Extraordinary items:
    Loss on early extinguishment of debt,
        net of tax a tax benefit
        of $634 for 1993                                (1,118)                 --              (1,230)
                                                    ----------          ----------          ----------

    Net income (loss)                               $    2,314          $   2,243            $ (12,153)
                                                    ==========          =========            =========

    Loss applicable to common stock                 $   (9,017)         $  (2,467)           $ (13,805)
                                                    ==========          ==========           =========

Loss per common share:

    Loss before extraordinary items                 $   (1.86)          $   (1.69)           $  (11.21)
    Extraordinary items                                 (0.26)                  --               (1.10)
                                                    ----------          ----------          ----------

        Loss per common share                       $   (2.12)          $   (1.69)           $  (12.31)
                                                   ==========           =========           ==========





See notes to consolidated financial statements.

CHAMPION HEALTHCARE CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Dollars in thousands, except share data)


                                                                                                     Additional
                                                         Common Stock           Common Stock          Paid-In      Accumulated
                                                     Shares      Amount   Subscribed     Receivable   Capital        Deficit
                                                    ---------   -------   ----------     ----------   ---------    -----------
BALANCES AT JANUARY 1, 1993                         1,100,000   $    11     $    50        $  (50)                   $ (2,363)



Preferred stock dividends accrued,
   including accretion of issuance costs                                                                               (1,652)
Exercise of bridge loan warrants                       26,250
Net loss                                                                                                              (12,153)
                                                    --------    -------     -------        ------       --------     --------
BALANCES AT DECEMBER 31, 1993                       1,126,250        11          50           (50)                    (16,168)

Exercise of bridge loan warrants                       83,044         1
Shares issued in AmeriHealth acquisition            3,014,681        30                                 $ 16,426
Preferred stock dividends accrued, including
   accretion of issuance costs                                                                              (428)      (4,282)
Net income                                                                                                              2,243
                                                    ---------   -------     -------        ------       --------     --------

BALANCES AT DECEMBER 31, 1994                       4,223,975        42          50           (50)        15,998      (18,207)

Preferred stock dividends accrued, including
   accretion of issuance costs                                                                            (5,982)
Dividends declared pursuant to the
   Recapitalization                                                                                       (5,349)
Issuance of warrants                                                                                         668
Exercise of options/stock subscriptions                38,411         1         (10)           10            108
Shares issued pursuant to the Recapitalization,
     net of issuance costs                          7,605,844        76                                   42,200
Net income                                                                                                              2,314
                                                   ----------   -------     -------        ------       --------     --------

BALANCES AT DECEMBER 31, 1995                      11,868,230   $   119     $    40        $  (40)      $ 47,643     $(15,893)
                                                   ==========   =======     =======        ======       ========     ========



See notes to consolidated financial statements.

CHAMPION HEALTHCARE CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                               Year Ended December 31,
                                                                1995                   1994                1993
                                                             -------------------------------------------------------
                                                                                (Dollars in thousands)
Operating activities:
Net income (loss)                                            $     2,314           $   2,243            $ (12,153)
Adjustments to reconcile net income (loss)
  to net cash provided by (used in)
  operating activities:
     Extraordinary loss, net                                       1,118                                    1,230
     Equity in earnings of Dakota Heartland Health
       System, net of distributions                               (8,056)
     Depreciation and amortization                                 9,290               4,010                3,524
     Deferred income  taxes                                           --               1,600               (1,171)
     Provision for bad debts                                      12,016               7,812                5,669
     Asset write-down                                                                                      15,456
     Changes in operating assets and liabilities,
       excluding acquisitions:
          Accounts receivable                                    (14,864)             (9,088)              (6,842)
          Supplies inventory                                         144                (264)                (446)
          Prepaid expenses and other current assets                2,103              (4,154)                (169)
          Other assets                                            (3,210)               (908)              (1,654)
          Accounts payable, income taxes payable and
            other accrued liabilities                             12,037              (1,968)               1,935
                                                             -----------           ---------            ---------
                 Net cash provided by (used in)
                      operating activities                        12,892                (717)               5,379
                                                             -----------           ---------            ---------

Investing activities:
   Purchase of facilities                                        (59,810)                                  (5,813)
   Net payment for investment in partnership                      (2,000)            (20,000)
   Cash acquired in acquisitions                                     361               4,341
   Additions to property and equipment                           (42,822)            (12,561)              (4,726)
   Proceeds from sales of property and equipment                   1,704
   Investment in notes receivable                                 (2,524)               (757)
                                                             -----------           ---------            ---------
                 Net cash used in investing activities          (105,091)            (28,977)             (10,539)
                                                             -----------           ---------            ---------

Financing activities:
   Proceeds from issuance of long-term obligations               143,532              19,133               63,091
   Payments related to issuance of long-term debt
        obligations and other financing costs                     (3,927)                                  (2,396)
   Payments on long-term obligations                             (94,715)             (2,300)             (28,516)
   Payments on obligations assumed
        through acquisitions                                                         (10,911)
   Proceeds from issuance of redeemable
        preferred stock and stock warrants                           793              11,223               34,345
   Payments related to preferred and common stock
        issuance                                                     (38)                                    (882)
   Cash restricted under collateral agreement                                         (5,713)
   Cash released under collateral agreement                        5,713
                                                             -----------           ---------            ---------
                 Net cash provided by financing
                      activities                                  51,358              11,432               65,642
                                                             -----------           ---------            ---------
                 (Decrease) increase in cash
                      and cash equivalents                       (40,841)            (18,262)              60,482

Cash and cash equivalents at beginning of year                    48,424              66,686                6,204
                                                             -----------           ---------            ---------

Cash and cash equivalents at end of year                     $     7,583           $  48,424            $  66,686
                                                             ===========           =========            =========


            See notes to consolidated financial statements.

CHAMPION HEALTHCARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  ORGANIZATIONAL BACKGROUND

Champion Healthcare Corporation (the "Company"), a Delaware corporation, is engaged in the ownership and management of general acute care and specialty hospitals and related health care facilities. At December 31, 1995, including hospital partnerships, the Company owns and/or operates seven acute care hospitals, two psychiatric hospitals and a skilled nursing facility. See Note 16 "Subsequent Events" for a discussion of recent acquisition activity.

Including hospital partnerships, the seven general acute care hospitals owned and/or operated by the Company provide a range of medical and surgical services typically available in general acute care hospitals. These services include inpatient care such as intensive and cardiac care, diagnostic services, radiological services and emergency services. All of the hospitals provide an extensive range of outpatient services, including ambulatory surgery, laboratory and radiology. The Company's two psychiatric hospitals provide child, adolescent and adult comprehensive psychiatric and chemical dependency treatment programs, with inpatient, day hospital, outpatient and other ambulatory care.

Effective December 31, 1995, the Company and its preferred shareholders entered into the 1995 Recapitalization Agreement to reduce the complexity of the Company's capital structure and eliminate the accrual of future dividends on its outstanding preferred stock and the resulting impact on earnings per share. As a result of the Recapitalization Agreement, common shares outstanding increased from 4,262,386 to 11,868,230 and preferred shares outstanding decreased from 10,452,370 to 2,605,714. The transactions comprising the 1995 Recapitalization Agreement are herein collectively referred to as the "Recapitalization." See Note 8 "Stockholders' Equity" for a discussion of the terms of the Recapitalization.

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, all wholly-owned and majority-owned subsidiaries and majority-owned partnerships. The Company uses the equity method of accounting when it has a 20% to 50% interest in other companies and partnerships. Under the equity method, the Company records its original investment at cost and adjusts its investment for its undistributed share of the earnings or losses of the equity investee. All significant intercompany transactions and accounts have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of net revenue and expenses during the period. Actual results could differ from those estimates. The most significant areas which require the use of management's estimates relate to the determination of estimated third-party payor settlements, allowance for uncollectable accounts receivable, income tax valuation allowance and reserves for professional liability risk.

Net Patient Service Revenue

The Company's facilities have entered into agreements with third-party payors, including US government programs and managed care health plans, under which the Company is paid based upon established charges, cost of services provided, predetermined rates by diagnosis, fixed per diem rates or discounts from established charges.

CHAMPION HEALTHCARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)




NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net patient service revenues are recorded at estimated amounts due from patients and third party payors for health care services provided, including anticipated settlements under reimbursement agreements with third party payors. Payments for services rendered to patients covered by the Medicare and Medicaid programs are generally less than billed charges. Provisions for contractual adjustments are made to reduce charges to these patients to estimated receipts based upon each program's principle of payment/reimbursement (either prospectively determined or retrospectively determined costs). Settlements for retrospectively determined rates are estimated in the period the related services are rendered and are adjusted in future periods as final settlements are determined. In management's opinion, adequate allowance has been provided for possible adjustments that might result from final settlements under these programs. Allowance for contractual adjustments under these programs are deducted from accounts receivable in the accompanying consolidated balance sheet.

Other Revenue

Other revenue includes income from non-patient hospital activities such as cafeteria sales and interest income, among others.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid debt instruments, primarily US government backed securities and certificates of deposit, purchased with an original maturity of three months or less. The Company maintains its cash in bank deposits which, at times, may exceed federally insured limits.

The Company adopted Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS
115") on January 1, 1995.   All investments accounted for under SFAS No. 115
are classified as available-for-sale, and the implementation of this statement had no impact on net income.

Accounts Receivable

Accounts receivable consist primarily of amounts due from the Medicare and Medicaid programs, other government programs, managed care health plans, commercial insurance companies and individual patients. Current earnings are charged with an allowance for doubtful accounts based on experience and other circumstances that may affect the ability of patients to meet their obligations. Accounts deemed uncollectable are charged against that allowance.

Supplies Inventory

Inventory consists primarily of pharmaceuticals and supplies and is stated at the lower of cost (first-in, first-out) or market.

Property and Equipment

Property and equipment are recorded at cost. Expenditures for new facilities and equipment and those that substantially increase the useful life of existing property and equipment are capitalized. Ordinary maintenance and repairs are charged to expense when incurred. Upon disposition, the assets and related accumulated depreciation are removed from the accounts, and the resulting gain or loss is included in the statement of operations.

Depreciation is computed using the straight-line method at rates calculated to amortize the cost of assets over their estimated useful lives ranging from 3 to 40 years.

CHAMPION HEALTHCARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)




NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Goodwill and Other Intangible Assets

Goodwill represents costs in excess of net assets acquired and is amortized on a straight line basis over a period of 20 years. Intangible assets consist of deferred financing costs, non-compete agreements and various other intangible assets. Deferred financing costs are amortized on a straight-line basis over the term of the applicable debt. Costs related to non-compete agreements and other intangibles are amortized on a straight-line basis over two to five years.

Amortization expense for 1995, 1994 and 1993 was approximately $2,724,000, $1,000,000, and $1,209,000, of which approximately $845,000, $395,000, and
$139,000 relate to deferred financing costs.

Cumulative Convertible Redeemable Preferred Stock

Through December 31, 1995, the Company reflected accumulated unpaid and undeclared dividends on its cumulative redeemable preferred stock as an increase in the related issue with corresponding charges to additional paid-in capital, to the extent available, and accumulated deficit. Pursuant to the Recapitalization, all accrued preferred dividends at December 31, 1995 (approximately $12,614,000) were paid by the issuance of common stock at an agreed price of $7.00 per share. Additionally, the holders of Series C and D preferred stock have waived all dividends accruing after December 31, 1995. See Note 8 "Stockholders' Equity" for a discussion of the terms of the Recapitalization.

Income Taxes

The Company uses the liability method of accounting for income taxes. Under this method, deferred income taxes are recorded to reflect the tax consequence on future years of temporary differences between the tax basis of the assets and liabilities and their financial amounts at year-end.

Loss Per Share

Loss per common and common equivalent share amounts are calculated by dividing loss applicable to common stock by the weighted average number of common shares outstanding during each period, as restated for the two-for-one stock split on July 7, 1993, and assuming the exercise, when dilutive, of all stock options and warrants having an exercise price less than the average stock market price of the common stock using the treasury stock method. Common stock equivalents and other potentially dilutive securities have not been considered because their effect was antidilutive in all years. Weighted average shares outstanding used to determine earnings per common and common equivalent share were 4,255,000, 1,457,000, and 1,122,000 in 1995, 1994 and 1993, respectively.

Reclassifications

Certain reclassifications have been made in prior year financial statements to conform to the 1995 presentation. These reclassifications had no effect on the results of operations previously reported.

Recent Pronouncements

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 121, which is effective for fiscal years beginning after December 15, 1995, requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company does not believe that the adoption of this statement will have a material effect on its financial statements.

CHAMPION HEALTHCARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," which is effective for fiscal years beginning after December 15, 1995. SFAS 123 establishes new financial accounting and reporting standards for stock-based compensation plans. Entities will be allowed to measure compensation expense for stock-based compensation under SFAS 123 or APB Opinion No. 25, "Accounting for Stock Issued to Employees." Entities electing to account for such compensation under APB Opinion No. 25 will be required to make pro forma disclosures of net income and earnings per share as if SFAS 123 had been applied. The Company is presently evaluating which alternative it will adopt under SFAS 123 and has not yet quantified the potential impact on the Company of adopting this new standard.

NOTE 3.  ACQUISITIONS AND OTHER INVESTMENTS

Physicians and Surgeons Hospital

The Company acquired Physicians and Surgeons Hospital in Midland, Texas on May 1, 1993 for approximately $5,800,000 in cash and the assumption of $1,200,000 in debt. The acquisition was accounted for as a purchase transaction with operations reflected in the consolidated financial statements beginning May 1, 1993. The Company replaced P&S in the fourth quarter of 1995 with the newly constructed 101 bed Westwood Medical Center. Total construction cost for the new facility was approximately $39,017,000.

Psychiatric Healthcare Corporation

On October 21, 1994, the Company acquired Psychiatric Healthcare Corporation ("PHC"), a privately held corporation headquartered in Birmingham, Alabama, by the merger of PHC with and into a wholly-owned subsidiary of the Company. PHC owned and operated two free-standing psychiatric hospitals with a combined total of 219 beds located in Springfield, Missouri and Alexandria, Louisiana, and owned a third free-standing psychiatric hospital located in Sherman, Texas, that was closed and held for sale at the date of acquisition. The net purchase price, including contingent consideration of $2,000,000 paid in 1995 and the assumption of long term debt, was approximately $24,600,000. The Company paid no cash to PHC shareholders. Total consideration paid by the Company consisted of the assumption of approximately $14,880,000 in long-term debt and the issuance of the following securities to PHC shareholders: (i) 264,306 shares of Series D preferred stock, (ii) $7,123,000 of 11% Senior Subordinated Notes with 213,690 detachable warrants to acquire common stock and (iii) options, which were subsequently exercised, to acquire an additional 7,561 shares of Series D Preferred Stock and $202,000 principal amount of 11% Senior Subordinated Notes with 6,060 detachable warrants. The payment of contingent consideration had been subject to the Company's receipt of up to $2,000,000 from a combination of the sale of the Sherman, Texas facility, a recovery from a lawsuit and certain specified Medicaid payments. All conditions for the payment of contingent consideration were substantially met in 1995, including the sale of Sherman Hospital for approximately $1,300,000 in March 1995. The acquisition was accounted for as a purchase transaction with operations reflected in the consolidated financial statements effective October 1, 1994. The Company has completed its analysis of the assets acquired and liabilities assumed and has allocated approximately $8,800,000 in excess purchase price to goodwill, which is currently being amortized over a 20 year period.

AmeriHealth, Inc.

On December 6, 1994, the Company merged with AmeriHealth, Inc. ("AHH"), a Delaware corporation, with AHH being the surviving corporation resulting from the merger (the "Combined Company"). The merger was accounted for as a recapitalization of the Company with the Company as the acquiror (a reverse acquisition). Concurrent with the merger, the name of the Combined Company was changed to Champion Healthcare Corporation, and the Combined Company adopted the Company's certificate of incorporation provisions.

CHAMPION HEALTHCARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



NOTE 3.  ACQUISITIONS AND OTHER INVESTMENTS (CONTINUED)

Pursuant to the merger, the Combined Company: (a) paid a cash distribution of $0.085 cents per share to all common stockholders of AHH, (b) issued one share of its Combined Company common stock for each 5.70358 shares of the approximately 17.2 million outstanding shares of AHH's Common Stock, (c) issued one share of Combined Company common stock for each of the approximately 1.2 million then outstanding shares of the Company common stock, and (d) issued one share of newly authorized Combined Company preferred stock for each of the then outstanding shares of the Company's preferred stock. The terms of the new voting shares of Combined Company preferred stock are identical to those of the Company's preferred stock outstanding prior to the merger. In addition, holders of the outstanding shares of AHH's $2.125 Increasing Rate Cumulative Convertible Preferred Stock were canceled in exchange for cash equal to the redemption price of such shares plus all unpaid dividends which totaled approximately $47,000. The net purchase price, including the assumption of approximately $17,700,000 in debt, was approximately $38,876,000. The acquisition was accounted for as a purchase transaction with operations reflected in the consolidated financial statements effective December 1, 1994. The Company has completed its analysis of the assets acquired and liabilities assumed and has allocated approximately $8,946,000 in excess purchase price to goodwill, which is currently being amortized over a 20 year period.

Partnership with Dakota Hospital

On December 21, 1994, a wholly owned subsidiary of the Company that owned Heartland Medical Center, a 142 bed general acute care facility in Fargo, North Dakota, entered into a partnership with Dakota Hospital ("Dakota"), a not-for-profit corporation that owned a 199 bed general acute care hospital also in Fargo, North Dakota. The partnership is operated as Dakota Heartland Health System ("DHHS"). Also on December 21, 1994, the Company entered into an operating agreement with the partnership and Dakota to manage the combined operations of the two hospitals. Under the terms of the partnership agreement, the Company is obligated to advance funds to DHHS to cover any and all operating deficits of DHHS. DHHS began operations on December 31, 1994.

The Company and Dakota contributed their respective hospitals debt and lien free (except for capitalized lease obligations), including certain working capital components, and the Company contributed an additional $20,000,000 in cash, each in exchange for 50% ownership in the partnership. A $20,000,000 special distribution was made to Dakota after capitalization of the partnership in accordance with the terms of the partnership agreement. The Company will receive 55% of the net income and distributable cash flow ("DCF") of the partnership until such time as it has recovered on a cumulative basis an additional $10,000,000 of DCF in the form of an "excess" distribution. As of December 31, 1995, the Company has received $825,000 in cash distributions from DHHS.

The partnership is administered by a Governing Board comprised of six members appointed by Dakota, three members appointed by the Company and three members appointed by mutual consent of the Dakota members and the Company members. Certain Governing Board actions require the majority approval of each of the Company and Dakota members. Because the partners through the partnership agreement have delegated substantially all management of the partnership to the Company through the operating agreement, the authority of the Governing Board is limited.

CHAMPION HEALTHCARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)




NOTE 3.  ACQUISITIONS AND OTHER INVESTMENTS (CONTINUED)

Beginning July 1996, Dakota has the right to require the Company to purchase its partnership interest free of debt or liens for a cash purchase price equal to 5.5 times Dakota's pro rata share of earnings before depreciation, interest, income taxes and amortization, as defined in the partnership agreement, less Dakota's pro-rata share of the partnership's long-term debt. DHHS had earnings before depreciation, interest, income taxes and amortization of approximately $19,000,000 for the year ended December 31, 1995. Beginning January 1998, the purchase price for Dakota's partnership interest shall not be less than $50,000,000. After receipt of written notice of Dakota's intent to sell its partnership interest, the Company would have 12 months to complete the purchase. Should the Company not complete the purchase during this period, Dakota has the right to, among others, (i) terminate the operating agreement and engage an outside party to manage the hospital, (ii) replace the Company's designees to the Governing Board and (iii) enter into a fair market value transaction to sell substantially all of the partnership's assets.

The Company accounts for its investment in DHHS under the equity method. The following table summarizes certain financial information of DHHS as of December 31, 1995 and 1994, and for the year ended December 31, 1995 (dollars in thousands). DHHS began operations on December 31, 1994.


                                                                      Year ended
                                                                   December 31, 1995
                                                                   -----------------
                  INCOME STATEMENT DATA
                    Net revenue                                        $106,011
                    Net income                                           16,148
                    Company's equity in the earnings of DHHS              8,881

                                                                  December 31, 1995      December 31,1994
                                                                  -----------------      ----------------
                  BALANCE SHEET DATA
                    Current assets                                     $ 39,008              $ 28,220
                    Non-current assets                                   55,854                44,298
                    Current liabilities                                  19,980                12,212
                    Non-current liabilities                                  57                   129
                    Partners' equity                                     74,825                60,177



Salt Lake Regional Medical Center

On April 13, 1995, the Company acquired Salt Lake Regional Medical Center ("SLRMC") from Columbia/HCA Healthcare Corporation ("Columbia"). SLRMC is comprised of a 200 bed tertiary care hospital and five clinics and is located in Salt Lake City, Utah. Total acquisition cost for SLRMC was approximately $61,042,000, which consisted of approximately $56,816,000 in cash and additional consideration due to Columbia of approximately $1,767,000, as well as the assumption of approximately $2,459,000 in capital lease obligations. Cash consideration included approximately $11,783,000 for certain working capital components, resulting in a net purchase price of approximately $49,259,000. The Company funded the asset purchase from available cash and approximately $30,000,000 in borrowings under its then outstanding credit facility. The acquisition was accounted for as a purchase transaction with operations reflected in the consolidated financial statements beginning April 14, 1995.

CHAMPION HEALTHCARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 3.  ACQUISITIONS AND OTHER INVESTMENTS (CONTINUED)

Jordan Valley Hospital

On March 1, 1996, the Company acquired Jordan Valley Hospital ("Jordan") from Columbia. Jordan is a 50 bed acute care hospital located in West Jordan, Utah, a suburb of Salt Lake City. The Company acquired Jordan in exchange for Autauga Medical Center, an 85 bed acute care hospital, and Autauga Health Care Center, a 72 bed skilled nursing facility, both in Prattville, Alabama, plus preliminary cash consideration paid to the seller of approximately $10,750,000, which included approximately $3,750,000 for certain net working capital components, subject to adjustment, and reimbursement of certain capital expenditures made previously by the seller. The transaction did not result in a gain or loss. The Alabama facilities were acquired as part of the Company's acquisition of AmeriHealth, Inc. on December 6, 1994.

Pro Forma Financial Information

The following selected unaudited pro forma financial information for the years ended December 31, 1995 and 1994 assumes that the acquisition of SLRMC occurred on January 1, 1994. The selected unaudited pro forma financial information for the year ended December 31, 1994, assumes that the acquisitions of AHH and PHC, and the formation of the DHHS partnership occurred on January 1, 1994. The pro forma financial information below does not purport to be indicative of the results that actually would have been obtained had the operations been combined during the periods presented, and is not intended to be a projection of future results or trends.

                                                         1995          1994
                                                         ----          ----
                                                            (unaudited)
                                                      (Dollars in thousands,
                                                      except per share data)
Net revenue                                         $    189,540  $    195,915
                                                    ============  ============

Equity in earnings of DHHS                          $      8,881  $      5,443
                                                    ============  ============

Income (loss) before extraordinary item             $      3,999  $     (3,198)
                                                    ============  ============

Net income (loss)                                   $      2,881  $     (3,198)
                                                    ============  ============

Loss applicable to common stock                     $     (8,450) $     (8,196)
                                                    ============  ============

Loss per common share before extraordinary item     $      (1.72) $      (1.94)
                                                    ============  ============

Loss per common share                               $      (1.99) $      (1.94)
                                                    ============  ============
Weighted average number of common shares
  outstanding                                              4,255         4,224
                                                    ============  ============

CHAMPION HEALTHCARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 4.  ASSET WRITE-DOWN

In December 1993, the Company ceased providing medical services at Gulf Coast Hospital ("GCH"), one of two Company-owned hospitals located in Baytown, Texas, which it had acquired from HCA Health Services of Texas, Inc. on September 1, 1992. The Company intended to use GCH for limited administrative purposes only until it could arrange a sale. As a result, the Company wrote down the GCH assets by $15,456,000, which reflected the estimated fair value of the facility under limited use less ongoing operating costs and various rental concessions previously granted the tenants. The book value of GCH prior to the write-down was $16,681,000. The remaining net historical cost of $1,225,000 represented the equipment moved to the other Baytown campus. In June 1994, the Company sold the former HCA facility to a physician group for nominal consideration. The Company believes that assets associated with its other campus in Baytown have not been impaired as the result of this change in operations.

NOTE 5.  ACCRUED AND OTHER LIABILITIES

Accrued and other liabilities consisted of the following at December 31, 1995 and 1994 (dollars in thousands):

                                                                             1995                  1994
                                                                           --------              --------
Accrued salaries and wages                                                 $  3,851              $  1,303
Accrued vacation                                                              2,516                 1,148
Accrued interest                                                              3,156                 1,256
Other                                                                         5,967                 4,739
                                                                           --------              --------

    Total accrued and other liabilities                                    $ 15,490              $  8,446
                                                                           ========              ========

NOTE 6.  LONG-TERM DEBT

Long-term debt consisted of the following at December 31, 1995 and 1994 (dollars in thousands):

                                                                             1995                  1994
                                                                           --------              --------
 Revolving Loan                                                            $ 47,700
 Term Loan                                                                       --              $ 18,500
 11% Senior Subordinated Notes (face amount of $99,089, net of a
      discount of $642 at December 31, 1995)                                 98,447                62,703
 Health Care REIT, Inc.                                                      11,120                12,770
 Wilmington Savings Fund Society                                                 --                 9,766
 Other notes payable                                                          3,569                 3,108
                                                                           --------              --------
      Total debt                                                            160,836               106,847
 Less current portion                                                        (1,166)               (4,221)
                                                                           --------              --------

      Total long-term debt                                                 $159,670              $102,626
                                                                           ========              ========


On June 12, 1995, the Company issued $35,000,000 face amount (less a discount of approximately $668,000) of Senior Subordinated Notes (the "Notes") maturing on December 31, 2003. The Notes bear interest at an annual effective rate of 11.35% (11% stated rate). Interest is payable quarterly, and the stated rate increases from 11% to 11.5% on March 31, 1996. The Notes include detachable warrants for the purchase of 525,000 shares of common stock. The Notes are subject to redemption on or after December 31, 1995, at the Company's option, at prices declining from 112.5% of principal amount at December 31, 1995, to par at December 31, 2002. Additionally, there is a requirement to repurchase all outstanding Notes in the event of a change in control of the Company, at the holder's option, based on a declining redemption premium ranging from 112.5% to 103% of principal. Proceeds

CHAMPION HEALTHCARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 6.  LONG-TERM DEBT (CONTINUED)

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

On May 31, 1995, the Company refinanced and paid a $50,000,000 term and revolving credit facility ("old credit facility") obtained in November 1993 with a $100,000,000 revolving credit facility (the "Revolving Loan") with Banque Paribas, as agent, AmSouth Bank of Alabama, Bank One of Texas, N.A., CoreStates Bank, N.A., and NationsBank of Texas, N.A. Amounts available under the Revolving Loan are subject to certain limitations, and the total amount available under the Revolving Loan declines to $80,000,000 on the third anniversary date. The Revolving Loan also provides for short term letters of credit of up to $5,000,000. The Revolving Loan matures no later than March 31, 1999, and bears interest at a lender defined incremental rate plus, at the Company's option, the LIBOR or Prime rate. The incremental rate to be applied is based upon the Company meeting certain operational performance targets, as defined, and ranges from 2.5% to 3.0% with respect to the LIBOR rate option and from 1.0% to 1.5% with respect to the Prime rate option. The interest rates on the Revolving Loan and old credit facility were 8.85% and 9.12%, respectively, at December 31, 1995 and 1994. The Company currently has approximately $649,000 outstanding under letters of credit. Proceeds from the refinancing were used to pay approximately $48,000,000 principal amount outstanding under the Company's old credit facility and approximately $9,533,000 principal amount of debt held by Wilmington Savings Fund Society ("WSFS"). The interest rate on the WSFS Loan was 11.5% and 10.5% at May 31, 1995 (the date of payment) and December 31, 1994, respectively. With the exception of certain assets collateralizing debt assumed in the Company's 1994 acquisition of PHC, the Revolving Loan is collateralized by substantially all of the Company's assets. The terms of the Revolving Loan eliminated the requirement under the Company's previous bank credit facility to maintain a cash collateral account with the lender in the amount of $5,000,000. The Company's future acquisitions and divestitures may require, in certain circumstances, consent by lenders under this agreement.

In connection with the Company's refinancing and payment of its old credit facility, the Company wrote off unamortized deferred financing costs of $1,118,000, which had no tax effect. This amount has been recorded as an extraordinary loss in the accompanying consolidated statement of operations. The Company also prepaid the WSFS Loan with no material financial impact.

On December 30, 1994, pursuant to commitments obtained from the original purchasers of the 11% Senior Subordinated Notes issued on December 31, 1993, the Company issued an additional $19,133,000 of Notes with detachable warrants for the purchase of 573,990 shares of common stock. No value was allocated to the warrants at the time of issuance because the interest rate on the Notes was considered a market rate and the exercise price was greater than the estimated fair value of the common stock. The Notes bear interest at an effective annual rate of 11%. All other terms of the Notes are substantially the same as those discussed above.

In connection with the Company's acquisition of PHC, the Company issued approximately $7,123,000 principal amount of Notes, and assumed approximately $12,970,000 of mortgage financing on the PHC facilities, $257,000 in capitalized leases, $159,000 in notes payable and a working capital credit facility with a balance of approximately $1,494,000, which was repaid from available cash of the Company and PHC. The Notes bear interest at an effective annual rate of 11%. All other terms of the Notes are substantially the same as those discussed above.

The mortgage notes are payable to Health Care REIT, Inc. and bear interest at an annual rate that increases yearly from 13.44% at December 31, 1995, to 15.4% at November 1, 2001. Thereafter, the mortgage bears interest at an annual rate equal to the seven year US Treasuries rate plus 500 basis points.
Approximately $10,125,000 principal balance of the mortgage matures on December 1, 2008, with principal payments on that portion commencing in

CHAMPION HEALTHCARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 6.  LONG-TERM DEBT (CONTINUED)

December 1995, based on 25 year amortization. The remaining balance of the mortgage requires quarterly principal payments of $200,000 through 1997. The Company sold the Sherman, Texas facility for approximately $1,300,000 on March 22, 1995. In connection with the sale, the Company made a required principal payment of $850,000 on the mortgage collateralized by this facility and obtained a release of collateral from the lender. The remaining principal balance is now collateralized by the Company's hospital in Alexandria, Louisiana.

Other notes payable bear interest at rates ranging from 5.1% to 11.8% and are generally collateralized by the underlying assets to which they relate.

On November 5, 1993, the Company refinanced its subsidiary term and revolving credit loans obtained in August 1991, with a $50 million credit facility comprised of a $20,000,000 term loan and a $30,000,000 revolving credit facility (collectively, the "old credit facility," as referred to above). In connection with the refinancing, a prepayment premium and unamortized deferred financing costs of $1,230,000, net of an income tax benefit of $634,000, were written off and recorded as an extraordinary loss.

The Company capitalized approximately $1,462,000 and $294,000 in interest costs associated with the construction of a hospital and other medical related facilities at December 31, 1995 and 1994, respectively. The Company had no capitalized interest for the year ended December 31, 1993.

The Revolving Loan, Notes and Mortgages referenced above contain restrictive covenants which include, among others, restrictions on additional indebtedness, the payment of dividends and other distributions, the repurchase of common stock and related securities under certain circumstances, and the requirement to maintain certain financial ratios. The Company was in compliance with or has obtained permanent waivers for all loan covenants to which it was subject as of December 31, 1995 and 1994.

Maturities of debt as of December 31, 1995, were as follows (dollars in thousands):

                     1996                                  $   1,166
                     1997                                      2,514
                     1998                                        885
                     1999                                     47,785
                     2000                                         79
                     Thereafter                              108,407
                                                           ---------
                                                           $ 160,836
                                                           =========

CHAMPION HEALTHCARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 7.   REDEEMABLE PREFERRED STOCK

Redeemable preferred stock consisted of the following at December 31, 1995 and 1994 (See Note 8 "Stockholders' Equity" for a discussion of the effect of the Recapitalization on the outstanding series of preferred stock):


                                                                                1995                   1994
                                                                                ----                   ----
                                                                                   (Dollars in thousands)
Series D - Cumulative convertible redeemable preferred
     stock, $.01 par, 2,200,000 shares authorized; 2,156,903 and
     2,105,258 shares issued and outstanding at
     December 31, 1995 and 1994, respectively
     ($38,824 and $39,787 liquidation value in 1995
     and 1994, respectively)                                                   $  37,982              $  38,754
Series C - Cumulative convertible redeemable preferred
     stock, $.01 par, 500,000 shares authorized; 448,811 shares issued and outstanding  at December 31, 1995 and 1994
     ($8,079 and $8,778 liquidation value in 1995 and 1994,
     respectively)                                                                 8,047                  8,740
Series BB - Cumulative convertible redeemable preferred
     stock, $.01 par; 1,577,547 shares issued and
     outstanding  at December 31, 1994                                                --                 21,551
Series A-1 - Cumulative convertible redeemable preferred stock,
     $.01 par; 2,769,109 shares issued and outstanding at
     December 31, 1994                                                                --                  3,206
Series A - Cumulative convertible redeemable preferred stock,
     $.01 par; 3,500,000 shares issued and outstanding at
     December 31, 1994                                                                --                  4,043
                                                                                --------              ---------

                                                                                $ 46,029              $  76,294
                                                                                ========              =========

SERIES D

The Series D cumulative convertible redeemable preferred stock ("Series D") is convertible, at the holder's option, into the common stock at a price of $9.00 per share until redemption date. The conversion price is subject to adjustment upon the sale or issuance of additional common stock, including stock rights, options and convertible securities, for consideration less than the conversion price in effect immediately prior to the sale or issuance in question. Redemption of Series D shares will occur only on the redemption date of June 1, 2000, at the redemption price of $18.00 per share. If all outstanding shares of Series D and Series C can not be redeemed at the same time, then redemption of such shares will be prorated with preference given to Series D, as defined. Series D shares are entitled to liquidation payments of $18.00 per share. If the Company is unable to pay fully the Series D and Series C stockholders, then liquidation of such shares will be prorated with preference given to Series D, as defined. Series D will participate in any dividends declared on common stock on an as converted basis. At December 31, 1995, the Series D shares were convertible into 4,313,806 shares of common stock.

The Company issued 51,645 shares of Series D preferred stock to PHC shareholders in 1995 pursuant to the exercise of options and the issuance of contingent consideration due under the terms of the PHC purchase agreement. On October 21, 1994, the Company issued 212,661 shares of Series D preferred stock to PHC shareholders in connection with its acquisition of PHC. On December 30, 1994, the Company issued 623,453 shares of Series D preferred stock pursuant to existing commitments for the original purchasers of Series D. Cash proceeds from the December 30, 1994, issuance were $11,222,000.

CHAMPION HEALTHCARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 7.  REDEEMABLE PREFERRED STOCK (CONTINUED)

SERIES C

The Series C cumulative convertible redeemable preferred stock ("Series C") is convertible, at the holder's option, into common stock at a price of $9.00 per share until the redemption date. The conversion price is adjustable upon the same terms and conditions as Series D preferred stock. Redemption of Series C shares will occur only on the redemption date of June 1, 2000, at the redemption price of $18.00 per share. Series C will participate in any dividends declared on common stock on an as converted basis. If all outstanding shares of Series D and Series C can not be redeemed at the same time, then redemption of such shares will be prorated with preference given to Series D, as defined. Series C shares are entitled to liquidation payments of $18.00 per share. If the Company is unable to pay fully the Series D and Series C stockholders, then liquidation of such shares will be prorated with preference given to Series D, as defined. At December 31, 1995, Series C shares were convertible into 897,622 shares of common stock.

The Company has the right to convert all or any shares of Series D and C into common stock upon the anticipated completion of a public offering of common stock for net proceeds of not less than $25,000,000 at a per share offering price of not less than $10.00 per share.

Voting Rights for Series C and D Preferred Stock. Series C and D preferred stock have voting rights on all matters according to the number of common shares into which each Series is convertible at the time of any shareholders' vote. The issuance of a new class of stock or the increase of shares within an existing class of stock that either ranks on parity with or is superior to a given series of preferred stock as to dividends, redemption and liquidation requires the following approvals by the then outstanding class or classes: (1) 75% of Series C voting together as a class, and (2) 75% of Series D voting as a class. No amendment of voting powers, designations, preferences or rights and no amendments of Articles or Bylaws that materially adversely affect the rights of Series C and D preferred stock shall occur without the following approvals by the then outstanding class or classes: (1) 90% of Series C voting together as a class and (2) 90% of the Series D voting as a class. Upon the occurrence of an event of default, the preferred stock shareholders will have the right to enlarge the Board of Directors and elect a controlling number of directors.

Pursuant to the Recapitalization, all outstanding shares Series A, A-1, and BB preferred stock, under their existing terms, were converted into common stock at December 31, 1995, along with all accrued dividends as of December 31, 1995. In total, including additional consideration for the actions taken pursuant to the Recapitalization, the holders of Series A, A-1, and BB preferred stock received 5,889,523 shares of common stock. See Note 8 "Stockholders' Equity" for a discussion of the terms of the Recapitalization.

SERIES BB

The Series BB cumulative convertible redeemable preferred stock ("Series BB") was convertible, at the holder's option, into common stock at a price of $5.90 per share until redemption date and were mandatorily redeemable on June 30, 2000, at $11.80 per share plus any accrued and unpaid dividends. Dividends had accrued at a rate of 8% of the stated value of $11.80 per share and were payable in cash under certain events, including, among others, a change in control or a successful secondary public offering of the Company's common stock.

SERIES A-1

Series A-1 cumulative convertible redeemable preferred stock ("Series A-1") was convertible, at the holder's option, into common stock at a conversion rate of 1 share of common stock for each four shares of Series A-1 preferred stock. Series A-1 shares were mandatorily redeemable, at the holder's option, at $1.00 per share within 90 days of receipt of written notice of a change of control or a default event (as defined). Dividends on Series A-1 accrued at a rate of $.08 per share per annum. Dividends were payable in common stock and/or cash in the event of a change of control, as define, subject to the Company's existing agreement with senior secured lenders and the

CHAMPION HEALTHCARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 7.  REDEEMABLE PREFERRED STOCK (CONTINUED)

approval of two-thirds of all outstanding Series BB, C and D preferred stock. The Series A-1 preferred stockholders were entitled to liquidation payments of $1.00 per share plus all accrued but unpaid dividends, or ratable payments among all Series A and A-1 preferred stockholders if such amounts were not available for payment by the Company. Liquidation payments were subject to the prior liquidation rights of the Series BB through D preferred stockholders.

SERIES A

Series A cumulative convertible redeemable preferred stock ("Series A") was convertible, at the holder's option, into common stock at a conversion rate of 1 share of common stock for each 3.685 shares of Series A Preferred Stock.
All other rights and preferences that apply to Series A-1 preferred stock apply to Series A preferred stock.

CHAMPION HEALTHCARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 7.  REDEEMABLE PREFERRED STOCK (CONTINUED)



The changes in redeemable preferred stock for the years ended December 31, 1995, 1994 and 1993 were as follows (dollars in thousands, except share data):



                                      Series D               Series C               Series BB
                                  Shares      Amounts    Shares    Amounts     Shares       Amounts
                                  ------      -------    ------    -------     ------       -------
BALANCE, JANUARY 1, 1993                                                     1,287,597     $15,272

Exercise of stock warrants                                                     289,950       3,422
Issuance of preferred stock -
  Series C (net of $46 in issue
  costs)                                                448,811   $ 8,033
Issuance of preferred stock -
  Series D (net of $837 in
  issue costs)                  1,269,144   $  22,008
Preferred dividends accrued,
  including accretion of
  issuance costs                                                       56                    1,301
                                ---------   ---------   -------   -------    ---------      ------
BALANCE, DECEMBER 31, 1993      1,269,144      22,008   448,811     8,089    1,577,547      19,995

Issuance of preferred stock -
  Series D (net of $327 in
  issue costs)                    836,114      14,723
Preferred dividends accrued,
  including accretion of
  issuance costs                                2,023                 651                    1,556
                                ---------   ----------  -------   -------    ---------      ------
BALANCE, DECEMBER 31, 1994      2,105,258      38,754   448,811     8,740    1,577,547      21,551

Issuance of preferred stock -
  Series D                         51,645         930
Preferred dividends accrued,
  including accretion of
  issuance costs                                3,222                 653                    1,559
Dividends declared pursuant
  to the Recapitalization                       3,610                 751                      739
Recapitalization                               (8,534)             (2,097)  (1,577,547)    (23,849)
                                ---------   ---------   -------   -------   ----------    --------


BALANCE, DECEMBER 31, 1995      2,156,903   $  37,982   448,811   $ 8,047           --    $     --
                                =========   =========   =======   =======   ==========    ========

                                       Series A-1               Series A
                                  Shares       Amounts       Shares        Amounts
                                  ------      -------       ------         -------
                                <C
BALANCE, JANUARY 1, 1993        2,769,109      $ 2,876       3,500,000     $ 3,598

Exercise of stock warrants
Issuance of preferred stock -
  Series C (net of $46 in issue
  costs)
Issuance of preferred stock -
  Series D (net of $837 in
  issue costs)
Preferred dividends accrued,
  including accretion of
  issuance costs                                  128                          167
                               ----------     -------        ---------   ---------
BALANCE, DECEMBER 31,  1993     2,769,109       3,004        3,500,000       3,765

Issuance of preferred stock -
  Series D (net of $327 in
  issue costs)
Preferred dividends accrued,
  including accretion of
  issuance costs                                  202                          278
                               ----------     -------        ---------   ---------
BALANCE, DECEMBER 31, 1994      2,769,109       3,206        3,500,000       4,043

Issuance of preferred stock -
  Series D
Preferred dividends accrued,
  including accretion of
  issuance costs                                  234                          314
Dividends declared pursuant
  to the Recapitalization                         110                          139
  Recapitalization             (2,769,109)     (3,550)      (3,500,000)     (4,496)
                               ----------     -------        ---------   ---------
BALANCE, DECEMBER 31, 1995             --     $    --               --   $      --
                               ==========     =======        =========   =========



CHAMPION HEALTHCARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL



NOTE 8.   STOCKHOLDERS' EQUITY

Recapitalization

Effective December 31, 1995, the Company, pursuant to the 1995 Recapitalization Agreement, entered into several transactions to reduce the complexity of the Company's capital structure and eliminate the accrual of future dividends on its outstanding preferred stock and the resulting impact on earnings per share. As a part of these transactions (i) all outstanding shares of Series A, A-1, and BB preferred stock, pursuant to their terms, converted into 4,797,161 shares of common stock, (ii) all accrued dividends at December 31, 1995, totaling approximately $12,614,000 on all classes of the Company's outstanding preferred stock were paid by issuing 1,801,900 shares of common stock at an agreed upon price of $7.00 per share, and (iii) the holders of Series C and D preferred stock agreed to waive the future accrual of preferential dividends. As a further part of these transactions, the Company issued an additional 1,006,783 shares of common stock to all holders of its then outstanding preferred stock as consideration for actions taken and agreed to reduce the exercise prices of one series of warrants totaling 680,104 from $5.90 to $5.25 per share and two series of warrants totaling 2,447,670 from $9.00 to $7.00 per share until May 13, 1996, after which the exercise prices revert to their prior amounts. Warrant holders have the right to tender subordinated debt in lieu of cash, where applicable. Shareholders approved the Recapitalization and an Amended Certificate of Incorporation at a special shareholders meeting held on
February 12, 1996.   As a result of the Recapitalization, common shares
outstanding at December 31, 1995, increased from 4,262,386 to 11,868,230, and preferred shares outstanding decreased from 10,452,370 to 2,605,714. Other than for fractional shares, no cash consideration was paid under the terms of the Recapitalization. On a pro forma basis, assuming the Recapitalization had occurred on January 1, 1995, primary and fully diluted earnings per share would have been $0.27 and $0.19, respectively, for the year ended December 31, 1995.

Under the terms of the Company's amended Certificate of Incorporation, the Company is authorized to issue 25,000,000 shares of common stock, and 2,700,000 shares of preferred stock, divided into two series as follow: (i) 500,000 shares of Series C, and (ii) 2,200,000 shares of Series D.

Common Stock

In connection with the Company's merger with AmeriHealth, Inc. ("AHH") on December 6, 1994, the Company issued 1 share of $0.01 par value common stock in exchange for each share of Company common stock outstanding prior to the consummation of the merger. The stockholders' equity accounts were retroactively restated to reflect the issuance of $0.01 par value common stock (See Note 3. "Acquisitions and Other Investments"). Additionally, the Company paid a cash distribution of $0.085 per share to all AHH common stockholders.

Currently, payment of any cash dividends or other distributions or repurchases of any capital stock of the Company are prohibited.

CHAMPION HEALTHCARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 8.   STOCKHOLDERS' EQUITY (CONTINUED)

Stock Option Plans

The Company has six nonstatutory stock option plans in which certain officers and/or directors are eligible to participate: Employee Stock Option Plan, dated December 31, 1991 ("Plan No. 1"), Employee Stock Option Plan No. 2, dated May 27, 1992 ("Plan No. 2"), Employee Stock Option Plan No. 3, dated September 1992 ("Plan No. 3"), Senior Executive Stock Option Plan No. 4, dated January 5, 1994 ("Plan No. 4"), Selected Executive Stock Option Plan No. 5, dated May 25, 1995, and Directors' Stock Option Plan, dated 1992 (the "Directors' Plan") (collectively, the "Plans"). Additionally, the Company has options issued and outstanding to certain executive officers and key employees under other authorized plans from which additional options are not actively being issued.

At the Company's annual stockholders meeting on May 25, 1995, the stockholders approved the adoption of the Selected Executive Stock Option Plan No. 5, which authorized 144,500 shares of common stock for issuance under the Plan.

As a result of the Company's merger with AmeriHealth, Inc. on December 6, 1994, all AmeriHealth options then outstanding became fully vested. At December 31, 1994, 244,017 options granted to certain former AmeriHealth directors, officers and key employees were outstanding and fully vested.

The Plans are presently administered by the Option and Compensation Committee (the "Committee") of the Board of Directors. Officers, other key employees and, under limited circumstances, members of the Board of Directors are eligible to participate in Plan No. 1. Officers and executive personnel of the Company are eligible to participate in Plans No. 2 through 5. The Directors' Plan is available to members of the Board of Directors who are not members of management or elected as representatives of the Company's preferred stockholders pursuant to a voting agreement.

With the exception of Plan 1, options granted under the Plans can not be less than 80% of the fair market value of common stock on the date of the grant. Under Plan 1, the per share price can not be less than 100% of the fair market value of the common stock on the date of grant. The Plans provide that no stock option shall be exercisable later than 10 years and 1 day from the date of grant.

The following table summarizes the activity under these stock option plans and any special grants authorized by the Board of Directors:

                                                   Number of    Option Price Per
                                                     Shares           Share
                                                  ---------     ---------------
 STOCK OPTIONS OUTSTANDING
   AT JANUARY 1, 1993                               690,000     $1.00 to $6.25

 Granted                                             15,000     $5.90 to $9.00
                                                  ---------
 STOCK OPTIONS OUTSTANDING
   AT DECEMBER 31, 1993                             705,000     $1.00 to $9.00

 Granted                                            367,566     $9.00
 Grants to former AmeriHealth employees             244,017     $1.07 to $35.65
                                                  ---------

 STOCK OPTIONS OUTSTANDING
   AT DECEMBER 31, 1994                           1,316,583     $1.00 to $35.65

 Granted                                            159,000     $9.00
 Exercised                                          (18,411)    $5.35
 Expired                                             (4,943)    $3.92 to $35.65
                                                  ---------
 STOCK OPTIONS OUTSTANDING
   AT DECEMBER 31, 1995                           1,452,229     $1.00 to $25.67
                                                  =========

CHAMPION HEALTHCARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



NOTE 8.   STOCKHOLDERS' EQUITY (CONTINUED)

At December 31, 1995, options for the purchase of 1,044,852 common shares were exercisable.

Shares Reserved. Shares covered by stock options that expire or otherwise terminate unexercised become available for awards under the respective Plans. At December 31, 1995, the Company had reserved 1,811,147 shares of common stock for awards under its various stock option plans, of which 358,918 were available for new grants.

Warrants

As of December 31, 1995, the Company had issued and outstanding a total of 2,858,541 warrants to purchase 3,244,412 shares of common stock at exercise prices ranging from $0.01 per share to $9.00 per share. Such warrants expire December 31, 1997, through December 31, 2003. Pursuant to the Recapitalization approved by the shareholders on February 12, 1996, the exercise prices on certain of the warrants were reduced until May 13, 1996, after which the exercise prices revert to their prior amounts (see Recapitalization above).

NOTE 9.  INCOME TAXES

The provision for income taxes consisted of the following for the years ended December 31, 1995, 1994 and 1993:


                                            1995          1994        1993
                                            ----          ----        ----
                                                 (Dollars in thousands)

Current:
  Federal                                  $  100    $  (1,600)    $  1,310
  State                                        50          200          236
                                           ------    ---------     --------

     Total current provision (benefit)        150       (1,400)       1,546
                                           ------    ---------     --------

Deferred:
  Federal                                      --        1,600        (537)
  State                                        --           --          --
                                           ------    ---------     --------

     Total deferred expense (benefit)          --        1,600        (537)
                                           ------    ---------     --------

Provision for income taxes                 $  150    $     200     $ 1,009
                                           ======    =========     =======

CHAMPION HEALTHCARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



NOTE 9.  INCOME TAXES (CONTINUED)

The reconciliation of the statutory federal income tax rate to the provision for income taxes was as follows:

                                                                 1995                1994                1993
                                                                 ----                ----                ----
                                                                          (Dollars in thousands)
Federal income tax provision (benefit) at
     statutory rate of 34%                                    $    838            $    831            $ (4,004)
State income taxes, net of federal benefit                          33                 132                 156
Changes in valuation allowance                                    (580)               (849)              4,359
Extraordinary item                                                                                        (634)
Net operating loss for which no benefit is
     recognizable                                                                                          525
Other                                                             (141)                 86                 (27)
                                                              --------            --------            --------

Provision for income taxes                                         150                 200                 375
Amount allocated to extraordinary item                              --                  --                 634
                                                              --------            --------            --------

Total provision for income taxes                              $    150            $    200            $  1,009
                                                              ========            ========            ========

The components of the deferred tax assets and (liabilities) at December 31, 1995 and 1994 were as follows:

                                                                                    1995                1994
                                                                                    ----                ----
                                                                                    (Dollars in thousands)

Net operating loss carryforward                                                 $    7,062           $   5,894
Depreciable equipment                                                              (11,680)            (12,532)
Amounts expensed for book purposes not currently
     deductible for tax                                                              2,779               4,237
Investments in partnerships                                                           (140)               (800)
Tax credits                                                                            388                 441
Less valuation allowance                                                            (3,281)             (2,046)
                                                                                ----------           ---------

     Net deferred tax liability                                                     (4,872)             (4,806)

Less current portion                                                                (2,521)             (1,671)
                                                                                ----------           ----------

     Noncurrent portion                                                         $   (7,393)          $  (6,477)
                                                                                ==========           =========



The current deferred tax asset was included in prepaid expenses and other current assets in 1995 and 1994. The noncurrent deferred tax liability in 1995 and 1994 was included in other long-term liabilities.

At December 31, 1995, the Company had net operating losses and tax credit carryforwards for income tax purposes of approximately $18,587,000 and $388,000, respectively, which will expire in years 1999 through 2009. The tax credit carryforwards consist of several business credits and alternative minimum tax ("AMT") credits of approximately $68,000 and $320,000, respectively.

CHAMPION HEALTHCARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 9.  INCOME TAXES (CONTINUED)

For federal income tax purposes, due to certain changes in ownership of AmeriHealth, Inc., its net operating loss carryforward of $7,727,000 (included in the Company's net operating loss carryforward) may be limited to approximately $1,900,000 per year under the Internal Revenue Service Code. If the available amount is not used to reduce taxes in any year, the unused amount increases the allowable limit in subsequent years. These loss carryforwards expire in years 1999 through 2008. AmeriHealth, Inc. also has General Business Credit and AMT Credit carryforwards of approximately $68,000 and $100,000, respectively, which may also be limited because of the change in ownership.

NOTE 10.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                              DECEMBER 31,
                             -------------------------------------------------
                                1995                1994                 1993

                                         (Dollars in thousands)
Income taxes paid           $       95           $     878             $    478
Interest paid                   12,528               5,582                2,762


NOTE 11.  DEFINED CONTRIBUTION PLAN

The Company sponsors a defined contribution 401(k) plan for qualified employees of the Company. For those employees of the Company electing to participate, the Company matches certain employee contributions and may make additional discretionary contributions.

Total expense for employer contributions to the plan for 1995, 1994 and 1993 was $319,000, $258,000 and $84,000, respectively.

NOTE 12.  RELATED PARTY TRANSACTIONS

Management Prescriptives, Inc. ("MPI"), a company owned by a Director of the Company, has provided specialized consulting services to certain of the Company's hospitals. MPI received approximately $421,000 and $283,000 in fees from the Company for the years ended December 31, 1995 and 1994, respectively.

NOTE 13.  COMMITMENTS AND CONTINGENCIES

The Company has entered into various operating lease agreements related to buildings and equipment. Future annual minimum lease payments under noncancelable operating leases with initial or remaining terms of one year or more were as follows at December 31, 1995 (dollars in thousands):

                    1996                                  $   2,649
                    1997                                      2,266
                    1998                                      1,842
                    1999                                      1,544
                    2000                                      1,230
                    Thereafter                                2,379
                                                           --------
                                                           $ 11,910
                                                           ========

CHAMPION HEALTHCARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)




NOTE 13.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

Rent expense for 1995, 1994 and 1993 was approximately $3,530,000, $2,648,000 and $2,348,000, respectively.

Litigation. The Company is from time to time subject to claims and suits arising in the ordinary course of operations. In the opinion of management, the ultimate resolution of such pending legal proceedings will not have a material effect on the Company's financial position, results of operations or liquidity.

Professional Liability. The Company is self-insured up to $1,000,000 per occurrence for the payment of claims arising from professional liability risks. The Company has accrued liabilities for potential professional liability risks based on estimates for losses limited to $1,000,000 per occurrence and $4,000,000 in the aggregate. The Company is further insured by a commercial insurer for claims in excess of these limits up to an additional $10,000,000 over its self-insured retention. At December 31, 1995 and 1994, the Company had accrued approximately $3,171,000 and $2,681,000, respectively, related to such claims. In the opinion of management, any unaccrued damages awarded will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

CHAMPION HEALTHCARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE  14.  QUARTERLY RESULTS (UNAUDITED)

The following tables summarize the Company's quarterly financial data for the years ended December 31, 1995 and 1994 (dollars in thousands, except per share data).

                                    FIRST      SECOND (2)   THIRD      FOURTH
1995(1)                            QUARTER     QUARTER     QUARTER     QUARTER
- -------                            --------------------------------------------
Net revenue                        $ 28,727    $ 43,319    $ 45,789   $  49,685
Income before extraordinary
  item                                  177         829         791       1,635
Net income (loss)                       177        (289)        791       1,635
Primary loss per common
  share: (3)
  Loss before extraordinary item
    per common share                  (0.31)      (0.16)      (0.17)      (1.22)
  Loss per common share               (0.31)      (0.42)      (0.17)      (1.22)




                                    FIRST      SECOND       THIRD      FOURTH
1994                               QUARTER     QUARTER     QUARTER     QUARTER
- ----                               --------------------------------------------

Net revenue                        $  24,563   $  23,403   $  23,331  $  32,896
Net income (loss)                      1,473         757       1,028     (1,015)
Primary income (loss) per common
  share (3)                              .21       (0.31)      (0.12)      (1.03)
Fully diluted income per common
  share (3)                              .15         -- (1)      -- (1)      -- (1)

(1) Fully diluted earnings per share for the period has not been presented due to the antidilutive effect of such calculation.

(2) The net loss for the second quarter of 1995 included an extraordinary loss of approximately $1,118,000 from the early extinguishment of debt. Additionally, results for the quarter and six months ended June 30, 1995, and the nine months ended September 30, 1995, have been restated from amounts previously reported in Form 10Q and 10Q/A to eliminate the tax benefit associated with the extraordinary loss due to a revision in the Company's estimate of the impact of net operating loss carryforwards.

(3) Earnings per share is computed independently for each quarter presented; therefore, the sum of the per share amounts does not equal the annual per share amount due to quarterly fluctuations in weighted average common and common equivalent shares outstanding.

CHAMPION HEALTHCARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 15.  CREDIT RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS

Credit Risk

The Company's revenues consist primarily of amounts due from the Medicare and Medicaid programs in addition to amounts due from insurance carriers and individuals. The Company determines the adequacy of a patient's third-party payor coverage upon admission. However, it generally does not require any collateral prior to performing services. The Company maintains reserves for contractual allowances and potential credit losses based on past experience and management's current expectations. Medicare and Medicaid gross revenue accounted for approximately 42% and 19% in 1995, 39% and 18% in 1994, and 39% and 12% in 1993, respectively, of the Company's total gross revenue.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents approximates fair value due to the short term maturities of these instruments. The carrying amounts of the Company's fixed rate long-term borrowings at December 31, 1995 and 1994, approximate their fair value.

The carrying value of the Company's revolving credit agreement approximates fair value because the interest rate on such agreement is variable and based on current market rates.

NOTE 16.  SUBSEQUENT EVENTS

On January 31, 1996, the Company entered into a letter of intent to sell the 149 bed Lakeland Regional Hospital in Springfield, MO, to Columbia in exchange for the 100 bed Poplar Springs Hospital in Petersburg, VA. Both facilities are psychiatric hospitals. The Company anticipates receiving additional cash consideration as a result of the sale, net of certain working capital components and the respective facilities' long term debt. This transaction is subject to numerous contingencies, including adequate due diligence and various regulatory approvals; accordingly, the Company is presently unable to conclude whether consummation of this transaction is more likely than not to occur.

                         DAKOTA HEARTLAND HEALTH SYSTEM

                    REPORT ON AUDITS OF FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994

                                C O N T E N T S


Report of Independent Accountants                                     F-32

Financial Statements:
  Balance Sheet                                                       F-33

  Statement of Income                                                 F-34

  Statement of Partners' Equity                                       F-35

  Statement of Cash Flows                                             F-36

  Notes to Financial Statements                                       F-37

REPORT OF INDEPENDENT ACCOUNTANTS

To the Governing Board of
Dakota Heartland Health System:

We have audited the accompanying balance sheet of Dakota Heartland Health System (the Partnership) as of December 31, 1995 and 1994, and the related statements of income, partners' equity and cash flows for the year ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dakota Heartland Health System as of December 31, 1995 and 1994, and the results of its operations, partners' equity and cash flows for the year ended December 31, 1995, in conformity with generally accepted accounting principles.




                                                   /s/ Coopers & Lybrand L.L.P.


Minneapolis, Minnesota
February 16, 1996

Dakota Heartland Health System
BALANCE SHEET
December 31, 1995 and 1994

                                 ASSETS                                                1995              1994
 Current assets:

    Cash and cash equivalents                                                      $ 19,062,865      $     397,300
    Patient receivables, net of allowance for uncollectible accounts of
         $3,396,655 and $3,439,911 in 1995 and 1994, respectively                    17,339,282         21,530,288
    Due from partners                                                                                    4,000,000
    Supplies inventory                                                                1,602,786          1,724,706
    Prepaid expenses and other current assets                                         1,003,019            568,052
                                                                                   -------------     --------------
       Total current assets                                                          39,007,952         28,220,346

 Property and equipment, at cost                                                     52,940,547         42,333,642

 Other assets:
    Investment in and advances to affiliates                                          1,835,223          1,964,073
    Organizational costs, less accumulated amortization of $45,291                    1,057,215
    Other                                                                                20,943
                                                                                   ------------      -------------

       Total assets                                                                $ 94,861,880      $  72,518,061
                                                                                   ============      =============


                  LIABILITIES AND PARTNERS' EQUITY

 Current liabilities:

    Accounts payable                                                               $ 12,380,016      $   3,788,183
    Estimated third-party payor settlements                                           2,008,176          3,426,079
    Accrued salaries, wages and employee benefits                                     3,548,505          4,754,690
    Other current liabilities                                                         2,043,794            242,563
                                                                                   ------------      --------------
       Total current liabilities                                                     19,980,491         12,211,515


 Other liabilities                                                                                          91,404


 Minority interest                                                                       56,877             38,478
 Partners' equity                                                                    74,824,512         60,176,664
                                                                                   ------------      -------------


       Total liabilities and partners' equity                                      $ 94,861,880      $  72,518,061
                                                                                   ============      =============





   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

DAKOTA HEARTLAND HEALTH SYSTEM
STATEMENT OF INCOME
for the year ended December 31, 1995

 Net patient service revenue                                                                        $  99,098,598
 Other revenue                                                                                          6,912,796
                                                                                                    -------------
       Net revenue                                                                                    106,011,394
                                                                                                    -------------

 Expenses:
    Salaries and benefits                                                                              38,796,941
    Professional fees                                                                                  20,446,296
    Supplies                                                                                           16,299,957
    Depreciation and amortization                                                                       2,405,978
    Repairs and maintenance                                                                             1,079,489
    Utilities                                                                                           1,224,450
    Insurance                                                                                             789,648
    Rents and leases                                                                                    2,003,288
    Provision for uncollectible accounts                                                                3,797,944
    Property taxes                                                                                        910,264
    Other                                                                                               2,109,291
                                                                                                    -------------
       Total expenses                                                                                  89,863,546
                                                                                                    -------------
 Net income                                                                                         $  16,147,848
                                                                                                    =============





    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

DAKOTA HEARTLAND HEALTH SYSTEM
STATEMENT OF PARTNERS' EQUITY
for the years ended December 31, 1995 and 1994

                                                                      Champion            Dakota          Total Equity

 Net assets contributed                                           $   16,511,768     $   39,664,896   $    56,176,664

 Cash contribution                                                    20,000,000                           20,000,000

 Working capital contributions due from partners                       2,000,000          2,000,000         4,000,000
 Equalization of capital accounts                                      1,576,564         (1,576,564)
                                                                  --------------     --------------   ---------------
 Initial capital                                                      40,088,332         40,088,332        80,176,664
 Special distribution                                                                   (20,000,000)      (20,000,000)
                                                                  --------------     --------------   ---------------

 Partners' equity, December 31, 1994                                  40,088,332         20,088,332        60,176,664

 Net income                                                            8,881,316          7,266,532        16,147,848
 Partners' distributions                                                (825,000)          (675,000)       (1,500,000)
                                                                  --------------     --------------   ---------------
 Partners' equity, December 31, 1995                              $   48,144,648     $   26,679,864   $    74,824,512
                                                                  ==============     ==============   ===============





    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

DAKOTA HEARTLAND HEALTH SYSTEM
STATEMENT OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents for the year ended December 31, 1995

 Cash flows from operating activities:

    Net income                                                                                       $   16,147,848
    Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                                                      2,405,978
       Gain on sale of property, plant and equipment                                                         (1,388)
       Provision for uncollectible accounts                                                               3,797,944
       Minority interest                                                                                     18,399
       Changes in operating assets and liabilities:
         Patient receivables, net                                                                           393,062
         Supplies inventory                                                                                 121,920
         Prepaid expenses and other current assets                                                         (434,967)
         Other assets                                                                                       (20,943)
         Accounts payable                                                                                 8,591,833
         Estimated third-party payor settlements                                                         (1,417,903)
         Accrued expenses                                                                                (1,206,185)
         Other liabilities                                                                                1,709,827
                                                                                                     --------------

       Net cash provided by operating activities                                                         30,105,425
                                                                                                     --------------
 Cash flows from investing activities:
    Purchase of property and equipment                                                                  (12,967,592)
    Payment for organizational costs                                                                     (1,102,506)
    Contribution from partners                                                                            4,000,000
    Other                                                                                                   130,238
                                                                                                     --------------

       Net cash used in investing activities                                                             (9,939,860)
                                                                                                     --------------

 Cash flows from financing activities:
    Partners' draws                                                                                      (1,500,000)
                                                                                                     --------------

       Net cash used in financing activities                                                             (1,500,000)
                                                                                                     --------------

 Increase in cash and cash equivalents                                                                   18,665,565

 Cash and cash equivalents, beginning of year                                                               397,300
                                                                                                     --------------

 Cash and cash equivalents, end of year                                                              $   19,062,865
                                                                                                     ==============

 Supplemental disclosure of cash flow information:
    Cash paid during the year for interest                                                           $       15,236
    Cash paid for taxes                                                                                     447,207





    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

DAKOTA HEARTLAND HEALTH SYSTEM
NOTES TO FINANCIAL STATEMENTS


1.   ORGANIZATION AND ACCOUNTING  POLICIES:

On December 21, 1994, Dakota Heartland Health System, a general partnership (the Partnership), was formed by a wholly owned subsidiary of Champion Healthcare Corporation (Champion) that owned Heartland Medical Center, a 140-bed general acute care facility in Fargo, North Dakota, and Dakota Hospital (Dakota), a not-for-profit corporation that owned Dakota Hospital, a 199-bed general acute care hospital also in Fargo, North Dakota. Champion and Dakota contributed certain assets and liabilities, excluding long-term debt except capital leases, of their respective hospitals, and Champion contributed an additional $20,000,000 in cash, each in exchange for 50% ownership in the Partnership. The Partnership then made a $20,000,000 cash distribution to Dakota. Also on December 21, 1994, Champion entered into an operating agreement with the Partnership to manage the combined operations of the two hospitals. Champion will receive 55% of the net income and distributable cash flow (DCF) of the Partnership until such time as it has recovered, on a cumulative basis, an additional $10,000,000 of DCF in the form of an "excess" distribution (see also Note 4).

USE OF ESTIMATES:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net income during the reporting period. Actual results could differ from those estimates. The most significant areas which require the use of management's estimates relate to the determination of the estimated third-party payor settlements, the allowance for uncollectible accounts receivable and obsolete inventory.

CASH AND CASH EQUIVALENTS:

The Partnership considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

PATIENT RECEIVABLES:

Payments for services rendered to patients covered by third-party payor programs are generally less than billed charges. Provisions for contractual adjustments are made to reduce the charges to these patients to estimated receipts based upon the third-party payor's principles of payment/reimbursement (either prospectively determined or retrospectively determined costs).

SUPPLIES INVENTORY:

Supplies inventory is stated at the lower of cost or market, with cost determined substantially on the first-in, first-out basis.

DAKOTA HEARTLAND HEALTH SYSTEM
NOTES TO FINANCIAL STATEMENTS, CONTINUED


1. ORGANIZATION AND ACCOUNTING POLICIES, CONTINUED:

   PROPERTY AND EQUIPMENT:

   Property and equipment acquisitions are recorded at cost at the date of receipt. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets, ranging from 4 to 25 years. Maintenance and repairs are charged to expense as incurred while renewals and betterments are capitalized. The costs and related accumulated depreciation on asset disposals are removed from the accounts and any gain or loss is included in income.

   INCOME TAXES:

   The Partnership's income is attributed to its partners for income tax purposes. Accordingly, it has not accrued any liability for income taxes. Entities owned by the Partnership have paid income taxes during 1995 totaling $447,207.

   RECLASSIFICATIONS:

   Certain reclassifications have been made in the 1994 financial statements to conform to the 1995 presentation.

2. NET PATIENT SERVICE REVENUE:

   The Company's facilities have entered into agreements with third-party payors, including U.S. government programs and managed care health plans, under which the Company is paid based upon established charges, cost of services provided, predetermined rates by diagnosis, fixed per diem rates or discounts or discounts from established charges.

   Net patient service revenues are recorded at estimated amounts due from patients and third-party payors for health care services provided, including anticipated settlements under reimbursement agreements with third-party payors. Payments for services rendered to patients covered by the Medicare and Medicaid programs are generally less than billed charges. Provisions for contractual adjustments are made to reduce charges to these patients to estimated receipts based upon each program's principle of payment/reimbursement (either prospectively determined or retrospectively determined costs). Final settlements under these programs are subject to administrative review and audit. The Company records adjustments, if any, resulting from such review or audits during the period in which these adjustments become known. Allowance for contractual adjustments under these programs are netted in accounts receivable in the accompanying Balance Sheet. It is management's opinion that adequate allowance has been provided for possible adjustments that might result from final settlements under these programs.

DAKOTA HEARTLAND HEALTH SYSTEM
NOTES TO FINANCIAL STATEMENTS, CONTINUED


3. PROPERTY AND EQUIPMENT:

   A summary of property and equipment as of December 31, 1995 and 1994 is as follows:

                                                                                       1995              1994
         Land and land improvements                                                $    2,360,412      $    2,387,095
         Buildings and improvements                                                    21,624,868          20,087,268
         Fixed equipment                                                                4,899,749           4,724,125
         Major movable equipment                                                       13,863,470          12,516,205
         Minor movable equipment                                                        1,003,318           1,101,633
         Construction in progress                                                      10,638,351             606,250
         Property held for expansion                                                      911,066             911,066
                                                                                   --------------      --------------

                                                                                       55,301,234          42,333,642
         Less accumulated depreciation                                                  2,360,687
                                                                                   --------------      --------------

                                                                                   $   52,940,547      $   42,333,642
                                                                                   ==============      ==============

4.   INVESTMENTS IN AND ADVANCES TO AFFILIATES:

     The Partnership owns portions of several entities. The investments in these entities are recorded on the equity method. The investments in and advances to affiliated companies on the accompanying balance sheet consisted of the following:

                                                                                          INVESTMENTS AND
                                                                                              ADVANCES
                                                                      OWNERSHIP       ---------------------------
          CORPORATION                                                 PERCENTAGE          1995            1994

          Orthopro, Inc.                                                   50%                        $    203,155
          Country Health, Inc.                                             49%        $    805,632         665,629
          Health Care Incinerators, Inc./Thom Linen                        33%             210,701         193,235
          Dakota Outpatient Center                                         50%             356,016         311,604
          Dakota Day Surgery                                               50%             462,874         590,450
                                                                                      ------------     -----------

                                                                                      $  1,835,223     $ 1,964,073
                                                                                      ============     ===========

During 1995, the Partnership sold its 50% interest in Orthopro, Inc.
The Partnership has a 50% interest in Dakota Outpatient Center (DOC), a general partnership which owns and operates a medical and office building. As a general partner, the Partnership is contingently liable on the outstanding debt of DOC. As of December 31, 1995, the balance of the note was $2,416,564.

DAKOTA HEARTLAND HEALTH SYSTEM
NOTES TO FINANCIAL STATEMENTS, CONTINUED


4. INVESTMENTS IN AND ADVANCES TO AFFILIATES, CONTINUED:

   DOC also leases its real property to Dakota Hospital, Dakota Day Surgery
   (DDS) and Dakota Clinic, Ltd. (an unrelated corporation), under noncancelable 10-year net operating leases. Future minimum annual lease payments to be paid by the Hospital and DDS are $1,414,500 through 1998.

   The Partnership also has a 50% interest in DDS, a general partnership which provides outpatient surgical services. As a general partner, the Partnership is contingently liable to cover any operating losses of DDS. DDS had operating income in 1995.

5. CREDIT RISK

   The Partnership's revenues consist primarily of amounts due from the Medicare and Medicaid programs in addition to amounts due from insurance carriers and individuals. The Partnership determines the adequacy of a patient's third-party payor coverage upon admission. However, it generally does not require any collateral prior to performing services. The Partnership maintains reserves for contractual allowances and potential credit losses based on past experience and management's current expectations. Medicare and Medicaid gross revenue accounted for approximately 46% and 9% of the Partnership's total gross revenue.

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULES


Our report on the consolidated financial statements of Champion Healthcare Corporation is included on Page F-3 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the financial statement schedules listed on page F-2 of this Form 10-K.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.





                                                   /s/ Coopers & Lybrand L.L.P.



Houston, Texas
February 27, 1996

CHAMPION HEALTHCARE CORPORATION
SCHEDULE I -
CONDENSED BALANCE SHEET


                                                                                       December 31,
                                                                                 1995                 1994
                                                                             --------------------------------
                                                                                   (Dollars in thousands)
ASSETS

Current assets:
    Cash and cash equivalents                                                  $     2,822         $     41,512
    Restricted cash                                                                     --                5,000
    Prepaid expenses and other current assets                                          146                2,635
                                                                               -----------         ------------

          Total current assets                                                       2,968               49,147
Investments in and advances to subsidiaries                                        240,100              117,562

Property and equipment                                                               1,298                2,874
    Less allowance for depreciation                                                   (179)                (376)
                                                                               -----------         ------------
          Property and equipment, net                                                1,119                2,498

Intangible assets, net of accumulated amortization of
    $1,017 and $425                                                                  5,436                3,887
Other assets                                                                         5,595                9,333
                                                                               -----------         ------------
          Total assets                                                         $   255,218         $    182,427
                                                                               ===========         ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities                                                            $    17,798         $     12,151
Long-term debt                                                                     148,260               83,376
Other liabilities                                                                   11,262               12,773

Redeemable preferred stock                                                          46,029               76,294
Common stock                                                                           119                   42
Common stock subscribed                                                                 40                   50
Common stock subscription receivable                                                   (40)                 (50)
Paid-in capital                                                                     47,643               15,998
Accumulated deficit                                                                (15,893)             (18,207)
                                                                               -----------         ------------
          Total liabilities and stockholders' equity                           $   255,218         $    182,427
                                                                               ===========         ============





See notes to condensed financial statements

CHAMPION HEALTHCARE CORPORATION
SCHEDULE I -
CONDENSED STATEMENT OF OPERATIONS

                                                                          Year Ended December 31,
                                                                    1995            1994             1993
                                                                ---------------------------------------------
                                                                          (Dollars in thousands)

 Equity in earnings (loss) of subsidiaries                       $   24,682        $  10,500      $    (5,544)
 Interest income                                                        775            2,196              107
                                                                 ----------        ---------      -----------
     Net revenue                                                     25,457           12,696           (5,437)

 Costs and expenses:
     Salaries and benefits                                            4,875            1,978            1,340
     Other operating and administrative expenses                      4,792            2,967            1,231
     Interest expense                                                12,258            5,508            1,906
                                                                 ----------        ---------      -----------
           Total expenses                                            21,925           10,453            4,477
                                                                 ----------        ---------      -----------

     Income (loss) before income taxes and
         extraordinary items                                          3,532            2,243           (9,914)

 Provision for income taxes                                             100               --            1,009
                                                                 ----------        ---------      -----------


     Income (loss) before extraordinary items                         3,432            2,243          (10,923)

 Extraordinary items:
     Loss on early extinguishment of debt, net of a tax
         benefit of $634 in 1993                                     (1,118)              --           (1,230)
                                                                 ----------        ---------      -----------
     Net income (loss)                                           $    2,314       $    2,243      $   (12,153)
                                                                 ==========       ==========      ===========








         See notes to condensed financial statements.

CHAMPION HEALTHCARE CORPORATION
SCHEDULE I -
CONDENSED STATEMENT OF CASH FLOWS


                                                                         Year Ended December 31,
                                                                  1995             1994            1993
                                                             ----------------------------------------------
                                                                         (Dollars in thousands)
Net cash used in operating activities                        $   (23,375)       $  (11,941)     $    (6,338)

Investing activities:
    Additions to property and equipment                              (736)            (103)            (207)
    Net payment for investment in partnership                      (2,000)         (20,000)
    Cash acquired in acquisitions                                                    4,341
    Purchase of facilities                                        (59,810)                           (5,813)
    Investment in note receivable                                  (2,494)            (757)
    Advances to hospitals, net                                    (17,479)          (6,791)            (970)
    Proceeds from the sale of assets held for sale                  1,534
    Other                                                             (31)              --               --
                                                              -----------        ---------      -----------

        Net cash used in investing activities                     (81,016)         (23,310)          (6,990)

Financing activities:
    Proceeds from issuance of long-term obligations               143,532           19,133           62,833
    Payments on long-term obligations                             (80,347)          (1,505)         (20,006)
    Payments on obligations assumed through acquisitions                           (10,911)
    Payments related to issuance of long-term debt
      obligations and other financing costs                        (3,927)                           (2,396)
    Proceeds from issuance of redeemable preferred stock
      and stock warrants                                              793           11,223           34,345
    Cash restricted under collateral agreement                                      (5,713)
    Cash released under collateral agreement                        5,713
    Other                                                             (63)              --             (883)
                                                              -----------        ---------      -----------

        Net cash provided by financing activities                  65,701           12,227           73,893
                                                              -----------        ---------      -----------

(Decrease) increase in cash and cash equivalents                  (38,690)         (23,024)          60,565

Cash and cash equivalents at beginning of year                     41,512           64,536            3,971
                                                              -----------        ---------      -----------

Cash and cash equivalents at end of year                      $     2,822        $  41,512      $    64,536
                                                              ===========        =========      ===========

See notes to condensed financial statements.

CHAMPION HEALTHCARE CORPORATION
SCHEDULE I -
NOTES TO CONDENSED FINANCIAL STATEMENTS


NOTE 1.  BASIS OF PRESENTATION

The accompanying condensed financial statements are presented in accordance with the requirements of Regulation S-X Rule 12-04 and consequently do not include all of the disclosures normally required by generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the annual audited consolidated financial statements included elsewhere in this document.

Certain reclassifications have been made in prior year financial statements to conform to the 1995 presentation. These reclassifications had no effect on the results of operations previously reported.

NOTE 2.  AMOUNTS ELIMINATED IN CONSOLIDATION

The following accounts, as reflected in the attached condensed financial statements, are fully eliminated when consolidated with the financial statements of the Company's wholly-owned subsidiaries: Investment in subsidiaries; Advances to subsidiaries; and Equity in earnings (loss) of subsidiaries. In addition, the following amounts are eliminated under the equity method of accounting for intercompany transactions between the Company and its subsidiaries and are therefore not included in the condensed statement of operations.


                                                                          DECEMBER 31,
                                                           --------------------------------------
                                                           1995              1994            1993
                                                           ----              ----            ----
                                                                     (Dollars in thousands)
Management fee income                                     $ 3,963          $ 2,283          $ 1,733
Interest income on intercompany
    receivable                                             10,847            4,680            4,310
Allocation of income taxes                                     50              200              236

CHAMPION HEALTHCARE CORPORATION
SCHEDULE II -
VALUATION AND QUALIFYING ACCOUNTS

                                            BALANCE AT     CHARGED TO     CHARGED TO                    BALANCE AT
                                            BEGINNING      COSTS AND        OTHER                         END OF
               DESCRIPTION                  OF PERIOD       EXPENSES     ACCOUNTS(1)     DEDUCTIONS       PERIOD
               -----------                  ---------       --------     --------        ----------       ------
                                                                    (Dollars in thousands)
FOR THE YEAR ENDED DECEMBER 31, 1993:

   Allowance for doubtful accounts,
      accounts receivable                       $4,723       $5,669       $  371            $7,194  (2)    $3,569
                                                ======       ======       ======            ======         ======

FOR THE YEAR ENDED DECEMBER 31, 1994:

   Allowance for doubtful accounts,
      accounts receivable                       $3,569       $7,812       $2,331            $8,753  (3)    $4,959
                                                ======       ======       ======            ======         ======

FOR THE YEAR ENDED DECEMBER 31, 1995:

   Allowance for doubtful accounts,
      accounts receivable                       $4,959       $12,016      $2,590            $9,449  (2)    $10,116
                                                ======       =======      ======            ======         =======


(1) Relates to valuation allowance established at acquired companies on the date of acquisition.

(2)      Represents accounts written off as bad debt during the period.

(3) Approximately $1,449,000 of deductions represent the allowance for bad debt associated with accounts receivable contributed to the DHHS partnership with the balance representing accounts written off as bad debt during the period.

                               EXHIBIT  INDEX


         4.01(c)          Amended and Restated Loan Agreement dated as of May 31, 1995, among the registrant, Banque
                          Paribas as agent and the banks named therein.

         4.01(d)          Series E Note Purchase Agreement dated May 1, 1995, as amended, between the registrant and the parties listed therein.

         10.08            Employment Agreement between Charles R. Miller and the registrant dated August 4, 1995.

         10.09            Employment Agreement between James G. VanDevender and the registrant dated August 4, 1995.

         10.10            Employment Agreement between Ronald R. Patterson and the registrant dated August 4, 1995.

         10.23(g)         Form of Warrant issued pursuant to Series E Note Purchase Agreement, dated May 1, 1995, as amended.

         11               Statement re computation of per share earnings

         21               Subsidiaries of the registrant

         23               Consent of Coopers & Lybrand L.L.P.

         27               Financial Data Schedule