Form 10-K/A
period 1995-12-31
CHAMPION HEALTHCARE CORP /TX/
filed 1996-04-26
CIK 721601

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                          FORM 10-K/A AMENDMENT NO. 1

THE REGISTRANT HEREBY AMENDS THE INFORMATION SET FORTH UNDER ITEMS 10, 11, 12 AND 13 IN THEIR ENTIRETY.

- --------------------------------------------------------------------------------

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

                          COMMISSION FILE NO. 0-11851

                        CHAMPION HEALTHCARE CORPORATION
- --------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                        59-2283872
- -------------------------------               ----------------------------------
   (STATE OF INCORPORATION)                    (IRS EMPLOYER IDENTIFICATION NO.)

   515 W. GREENS ROAD, SUITE 800, HOUSTON, TEXAS                       77067
- ----------------------------------------------------             ---------------
      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

14340 TORREY CHASE, SUITE 320, HOUSTON, TEXAS, 77014
- ----------------------------------------------------
                  (FORMER ADDRESS)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:               (713) 873-6623
                                                                 ---------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

COMMON STOCK, $.01 PAR VALUE                   AMERICAN STOCK EXCHANGE
- ----------------------------         -------------------------------------------
      (TITLE OF CLASS)               (NAME OF EACH EXCHANGE ON WHICH REGISTERED)


SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  NONE

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO
                                       ---   ---

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

THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK, $0.01 PAR VALUE, AS OF MARCH 25, 1996: 11,963,366 SHARES.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Each director holds office until the next annual meeting of stockholders and until his successor is elected and qualified. Set forth below are the names, ages and certain other information concerning the directors of Champion
Healthcare Corporation (the "Company") as of April 8, 1996.   See "ITEM 1A.
EXECUTIVE OFFICERS OF THE REGISTRANT" contained in PART I of the Company's Form 10-K filed on April 1, 1996, for information regarding Charles R. Miller, James
G. VanDevender and other executive officers of the Company. Messrs. Miller and VanDevender have each been a director of the Company since 1990.

NOLAN LEHMANN             (Age 51, Director since 1991)

President of Equus Capital Management Corp., an investment advisor firm located in Houston, Texas, since 1983. Mr. Lehmann also serves as President and a director of Equus II Incorporated, a registered investment company traded on the American Stock Exchange; Allied Waste Industries, Inc., which deals with solid waste; Drypers Corporation, which manufactures disposable baby diapers. Both Allied Waste Industries, Inc. and Drypers Corporation are traded on NASDAQ. Mr. Lehmann holds graduate and undergraduate degrees in accounting and economics from Rice University and is a Certified Public Accountant.

JANET A. HICKEY           (Age 51, Director since 1995)

Since 1985, Ms. Hickey has been both a general partner of the Sprout Group, the venture capital affiliate of Donaldson, Lufkin and Jenrette ("DLJ"), a major investment banking firm, and a Senior Vice President of DLJ. Sprout Group manages over $750 million in private equity partnerships. From 1970 to 1985, Ms. Hickey was with General Electric Investment Corp. where she served as Senior Vice President of Venture Investments, and as a Trustee of the General Electric Pension Trust. She currently is a director of Corporate Express, Loehmann's and other private companies. Ms. Hickey was formerly a director of the National Venture Capital Association.

JAMES A. CONROY           (Age 35, Director since 1992)

Mr. Conroy has been a general partner of OGP Partners, L. P., the general partner of The Olympus Private Placement Fund, L.P., since 1990. Olympus invests in the growing domestic and international private placement markets through purchases of equity and mezzanine securities and manages capital for U.S. American Residential Holding Corporation. From 1988 through 1990, Mr. Conroy was employed by Bain & Co., Inc. Mr. Conroy received his BBA degree from the University of Virginia and a MBA from Dartmouth's Amos Tuck School of Business.

DAVID S. SPENCER          (Age 55, Director since 1992)

Mr. Spencer has over 26 years experience as a health care executive. He is founder and Chief Executive Officer of Management Prescriptives, Inc. ("MPI"), an education and information services company specializing in improving the quality of care and financial performance in hospitals through a systematic program for identifying and eliminating adverse patient events. Prior to founding MPI in 1988, Mr. Spencer was President of Voluntary Hospitals of America Management Services from 1982-1988. Before that, he was President and Chief Executive Officer of Hospital Affiliates Management Corporation, which as responsible for the contract management of 129 hospitals in 39 states. He also served on the faculty of Vanderbilt University and is a former member of the Board of Directors of Tulane University Medical Center. Mr. Spencer received a BS in Economics from the University of Illinois and a Masters Degree in Health Care Administration from the University of Minnesota.

MANUEL M. FERRIS          (Age 62, Director since 1992)

Mr. Ferris has been President and Chief Executive Officer of the Harvard Community Health Plan, a health maintenance organization, since 1991. Mr. Ferris was the Westin Hotels Distinguished Professor at Washington State University from 1990 until 1991. During 1986 through 1989, Mr. Ferris pursued a number of personal interests. Prior to 1986, Mr. Ferris served for almost 30 years in senior executive positions with the Sonesta, Sheraton and Howard Johnson hotel corporations. He served as President of the North American Division of Sheraton Hotels and President of the Accommodation Group for the Howard Johnson hotel chain. Mr. Ferris received Bachelor's and Master's degrees in Education from Boston University.

WILLIAM G. WHITE          (Age 56, Director since 1994)

Prior to the Company's merger with AmeriHealth Inc. in December 1994, Mr. White had served as Chairman of the Board, President and Chief Executive Officer of AmeriHealth since June 1983, and he also served as Chief Financial Officer of AmeriHealth from February 1991 to September 1991. Mr. White received his BBA degree from Delta State University and has participated in post-graduate level courses at both Indiana University and Ohio State University.

RICHARD D. SAGE           (Age 55, Director since 1994)

Prior to the Company's merger with AmeriHealth Inc. in December 1994, Mr. Sage had served as Vice Chairman of the Board and Executive Vice President of AmeriHealth from June 1983 until October 1985. He also served as Treasurer of AmeriHealth from April 1983 to October 1985. Mr. Sage served from June 1988 to June 1993 as a Vice President and Regional Vice President of HHL Financial Services Company, which specializes in the collection of health care accounts receivable. Since June 1993 he has been associated with Sage Law Offices in Miami, Florida. Mr. Sage has a Bachelor's degree from the University of Miami and a J.D. degree from New York Law School.

ARRANGEMENTS WITH RESPECT TO THE ELECTION OF DIRECTORS:

D STOCKHOLDERS AGREEMENT

Effective December 31, 1993, the Company, the holders of the then outstanding Common Stock and all classes of the Company's Preferred Stock executed the D Stockholders Agreement, as amended, (the "D Agreement") in connection with the sale of approximately $90 million in Series D Preferred Stock and 11% Senior Subordinated Notes (the "Series D Notes") pursuant to the Series D Note and Stock Purchase Agreement (the "Purchase Agreement") executed on the same date. The D Agreement contains a voting agreement, restrictions on transfer of certain stock, and limited preemptive rights to future Common Stock issues or sales.

The D Agreement provides certain shareholders and shareholder groups with Board nominee designation rights for eight Board positions and requires all parties to vote for such nominees. The schedule below reflects the incumbent director nominated by each of these shareholders and shareholder groups and the current amount of indebtedness owed by the Company to each shareholder or group thereof.

                                                                   INDEBTEDNESS OWED
                                                                           TO
                                               CURRENT DIRECTOR      SHAREHOLDER OR
          STOCKHOLDER OR GROUP                  REPRESENTATIVE          GROUP(1)
- ------------------------------------------------------------------------------------
 Former holders of Series BB Preferred         Manuel M. Ferris       $ 11,042,000
     Stock (such shares converted into
     Common Stock as part of the 1995
     Recapitalization Agreement) and
     holders of Series C Preferred
     Stock, as a  Group(2)
 Frontenac VI Limited Partnership;                  Vacant            $ 10,000,000
     Frontenac Diversified III Limited
     Partnership(3)
 Olympus Private Placement Fund, L.P.(4)        James A. Conroy       $  1,500,000
 Equus(5)                                        Nolan Lehmann        $  1,500,000
 Sprout(6)                                     Janet A. Hickey        $  4,434,000
 Charles R. Miller, James G.                   Charles R. Miller           --
     VanDevender(7)                          James G. VanDevender
                                               David S. Spencer

- ------------------------------


1.   Principal amount outstanding of Series D Notes.
2. The right exists so long as the holders collectively of Series C Preferred Stock and the former holders of Series BB Preferred Stock, which converted into Common Stock as part of the Company's 1995 Recapitalization Agreement ("Converted Series BB"), hold one-third of the Proforma Conversion Stock (Common Stock issuable upon the exercise of all classes of outstanding preferred stock and warrants), as defined in the D Agreement, initially purchased by them, provided the nominee is not an Affiliate of any Converted Series BB or Series C stockholder, and the nominee is approved in writing by a majority of the directors who are also the Company's senior management. Olympus Private Placement Fund, L.P., owns some Series C; Equus and Sprout also own some Converted Series BB and C; and Frontenac owns some Series C.
3. The right exists so long as these two holders of Series D Preferred Stock hold at least one-third of the stock initially purchased by them, provided the nominee is a general partner in Frontenac Company.
4. Olympus must hold at least one-third of the Common Equivalent Stock (outstanding Common Stock and Common Stock issuable upon the exercise of all classes of outstanding preferred stock and warrants), as defined in the D Agreement, held by Olympus on December 31, 1993, to maintain this nomination right. If Olympus no longer owns one-third of the Common Equivalent Stock it owned on December 31, 1993, then the holders of the C Preferred Stock and the Converted Series BB Preferred Stock exercise the same right, voting together as a class by a two-third vote, so long as the Series C stockholders and the Converted Series BB stockholders own one-third of the Proforma Conversion Stock purchased by them pursuant to the Purchase Agreement.
5. Equus Capital Partners and Equus II Incorporated ("Equus"). The right also exists so long as Equus is the holder of one-third of the Common Equivalent Stock held by it on December 31, 1993, or purchased pursuant to the Purchase Agreement.
6. Sprout Growth, L.P., Sprout Capital, VI L.P., DLJ Venture Capital Fund II, L.P., DLJ Capital Corporation, Sprout Growth II L.P. (collectively, "Sprout"). The right exists so long as Sprout is the holder of one-third of the Common Equivalent Stock held by it on December 31, 1993, as purchased pursuant to the Purchase Agreement. Other affiliates of Sprout are also owed amounts of such indebtedness.

7. The right exists so long as Messrs. Miller and VanDevender are holders of at least 50% of the Common Equivalent Stock held by them on December 31, 1993, for the nomination of two directors; and for the nomination of one director subject to the written approval of Equus and Olympus, provided that if Messrs. Miller and VanDevender do not continue to hold at least 50% of the Common Equivalent Stock held on December 31, 1993, and Mr. Miller ceases to devote full time efforts to the Company, this nomination right for one director becomes the joint right of Equus and Olympus, collectively, provided they still hold at least one-third of the Common Equivalent Stock held by them on December 31, 1993.

The voting agreement within the D Agreement requires the parties to vote their shares for the election of the nominees made by the shareholders listed above, subject to the conditions stated in the D Agreement. The voting agreement will terminate no later than June 1, 2000 unless extended by mutual agreement of the stockholder parties at the time of the extension agreement holding not less than a majority of the Common Equivalent Stock.

Messrs. Miller, VanDevender, Patterson and Brooks (the "Restricted Stockholders") are restricted in the sale of their stock to third parties by the D Agreement so that the Company first and the other stockholders second have the right to purchase the Restricted Stockholders' shares offered to a third party. Mr. Miller has stock transfer restrictions prior to the second anniversary of the closing date of a public offering by the Company of at least $15,000,000. If parties to the D Agreement holding 75% of the Common Equivalent Stock ("Selling Group") agree to sell such stock to a non- affiliate of any member of the Selling Group in a bona fide third party transaction then if (a) such sale is before December 31, 1996, and the price per Common Equivalent Share is at least $28.00 per share of Series D Preferred Stock (if before December 31, 1996) or (b) such sale is after December 31, 1996, and regardless of the price, the Selling Group shall have the option to acquire or require the buyer to purchase, all other Common Equivalent Stock held by the non-Selling Group parties to the D Agreement. If such option by the Selling Group is not exercised or is unavailable to be exercised, then the non-Selling Group parties shall have the right to require the Selling Group to purchase their Common Equivalent Stock at the price at which the Selling Group has agreed to sell.

All parties to the D Agreement have a limited preemptive right to purchase shares issued by the Company. This limited preemptive right does not apply to certain exempted transactions, to public offerings, and to mergers, acquisitions, or similar transactions.

The Purchase Agreement provides that holders of Series D Preferred Stock with an aggregate stated value of $2,000,000, holders of an aggregate amount of not less than $5,000,000 of Series D Notes issued under the Purchase Agreement, holders of an aggregate amount of not less than $5,000,000 of Series E 11% Senior Subordinated Notes issued under the Series E Note Purchase Agreement ("E Agreement") and holders of warrants issued under the Purchase Agreement and the E Agreement which if exercised would result in proceeds to the Company of $2,000,000, shall have the right to attend Board meetings and receive information sent to the Board members.

RESTATED CERTIFICATE OF INCORPORATION

The holders of the Company's Preferred Stock have the right to elect six new members to the Board of Directors if the existing number of directors is eleven or less, and one additional director for each director that exceeds eleven at the time of a "Default Event" as defined in the Restated Certificate of Incorporation. As of December 31, 1995, there were nine members on the Board of Directors.

One of the Default Events set forth in the Restated Certificate of Incorporation is a "Change in Control Event", as defined. A Change in Control Event occurs when (1) the acquisition by one person or group of 50% or more of the combined voting power of the then outstanding voting securities; (2) the sale or disposition of all or substantially all of the Company's assets; (3) the merger of the Company with or into another person; (4) any attempts by the Company to reduce substantially or eliminate a public market for the Company stock, to require a filing under Section 13(e) of the Exchange Act, or to cause the delisting of the Common Stock from a national securities exchange; (5) the material or complete liquidation of the Company.

Other Default Events that trigger the rights of the Company's Preferred Stock to elect a majority of the Board of Directors include: failure of the Company to redeem the Preferred Stock as required; any payment default under any material indebtedness of the Company; any acceleration of any such indebtedness; any breach by the Company of covenants in the notes issued pursuant to the Note and Stock Purchase Agreement dated May 27, 1992; an Event of Default in the Company's Amended and Restated Loan Agreement dated May 31, 1995; any breach of covenants in the Series D Note and Stock Purchase Agreement dated December 31, 1993; and any insolvency or bankruptcy proceedings.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

During the year ended December 31, 1995, Messrs. Wilkey and Starling, and Ms. Miskin, upon their election as officers of the Company, did not file on a timely basis Form 3 "Initial Statement of Beneficial Ownership of Securities." Additionally, Messrs. Patterson and Luccasen did not file on a timely basis Form 4 "Statement of Changes in Beneficial Ownership" in connection with shares received in 1995 pursuant to the Company's acquisition of Psychiatric Healthcare Corporation. The receipt of such shares was subsequently reported on Form 5 "Annual Statement of Changes in Beneficial Ownership, " which was filed on a timely basis. Based on a review of the reports required by Section 16(a) and furnished to the Company, the Company has determined that no other persons failed to file reports on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by the Company to its Chief Executive Officer and the next four most highly compensated officers whose compensation exceeded $100,000 during the year ended December 31, 1995:

                                                                              LONG TERM
                                                                             COMPENSATION
                                         ANNUAL COMPENSATION (1)              AWARDS (2)
                              ------------------------------------------     ------------
                                                                              SECURITIES
                                                                              UNDERLYING
  NAME AND PRINCIPAL                                                           OPTIONS/      ALL OTHER
      POSITION                  YEAR         SALARY ($)(3)    BONUS ($)        SARS (#)     COMPENSATION
- --------------------------------------------------------------------------------------------------------
Charles R. Miller               1995          $  437,500     $  225,000              --     $       --
Chairman of the Board,          1994          $  295,000     $       --          13,876     $       --
President & CEO                 1993          $  234,167     $       --              --     $       --

James G. VanDevender            1995          $  295,000     $  162,500              --     $       --
Executive Vice President        1994          $  235,417     $       --         128,000     $       --
& Chief Financial Officer       1993          $  181,667     $  100,000              --     $       --

Ronald R. Patterson             1995          $  295,000     $  150,000              --     $    2,310
Executive Vice President        1994          $  235,000     $       --         150,690     $    2,250
& Chief Operating Officer       1993          $  176,007     $       --              --     $   76,782(4)

W. Warren Wilkey                1995          $  190,568     $  110,530          20,000     $       --
Senior Vice President -
Market Operations

Arthur M. Doloresco             1995          $  185,000     $   40,700          20,000     $   57,768(4)
Vice President -                1994(5)       $  131,000     $  117,500          13,150     $    1,920
Operations                      1993(5)       $  119,839     $   75,000           8,766     $    1,800

- ---------------
(1) The column for Other Annual Compensation provided in the SEC's standard summary compensation table is omitted because no such benefits or other compensation were provided.

(2) The Company did not award restricted stock or stock appreciation rights ("SARs") during fiscal years 1993 through 1995, nor did it make any payouts pursuant to long-term incentive plans during such period. Accordingly, the columns for such items provided in the SEC's standard summary compensation table have been omitted.

(3) Does not include amounts attributable to group life, health or relocation plans that are non-discriminatory in scope, terms or operation and are available generally to all salaried employees. Does not include premiums for a long term disability plan available generally to all management personnel.

(4) Includes $76,782 and $55,301 paid to Messrs. Patterson and Doloresco, respectively, as reimbursement of relocation expenses.

(5) Amounts paid in 1993 and substantially all amounts paid in 1994 were by AmeriHealth, Inc. ("AHI") prior to the reverse acquisition by the Company through its merger with AHI on December 6, 1994.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

This table provides information on stock options granted in 1995 to the named executive officers of the Company. The Company has never granted any SARs, and the exercise prices on stock options previously granted were not amended or adjusted.

                                              INDIVIDUAL GRANTS
                         --------------------------------------------------------------    POTENTIAL REALIZED
                                                                                            VALUE AT ASSUMED
                            NUMBER OF        % OF TOTAL                                      ANNUAL RATES OF
                            SECURITIES      OPTIONS/SARS     EXERCISE                          STOCK PRICE
                            UNDERLYING       GRANTED TO      OR BASE                         APPRECIATION(2)
                          OPTIONS/SARS     EMPLOYEES IN       PRICE       EXPIRATION      ---------------------
         NAME              GRANTED (#)          1995         ($/SH.)          DATE           5%($)      10%($)
- ---------------------------------------------------------------------------------------------------------------
W. Warren Wilkey             20,000(1)          12.6%         $ 9.00     Jan. 16, 2005    $ 113,201  $ 286,874

Arthur M. Doloresco          20,000(1)          12.6%         $ 9.00     Jan. 16, 2005    $ 113,201  $ 286,874

- ---------------
   (1) One third of the options vest each year beginning one year after the date of grant.

   (2) For a ten-year term, a 5% annual rate of appreciation equals total appreciation of 63% (or $5.66/share based upon an exercise price of $9.00/share), and 10% annual rate of appreciation equals total appreciation of 159% (or $14.34/share based upon an exercise price of $9.00/share). These potential realizable values are based solely upon arbitrarily assumed rates of appreciation required by applicable SEC regulations and are not intended to forecast possible future appreciation, if any, of the market price of the Common Stock.

AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

This table provides information with respect to the named executive officers concerning unexercised options at December 31, 1995. The Company has never issued any SARs, and none of the named executive officers exercised any stock options during 1995.

                              NUMBER OF SECURITIES
                             UNDERLYING UNEXERCISED         VALUE OF UNEXERCISED IN-THE MONEY
                             OPTIONS/SARS AT FY-END           OPTIONS/SARS AT FY-END ($)(1)
             NAME         (#) EXERCISABLE/UNEXERCISABLE         EXERCISABLE/UNEXERCISABLE
- ---------------------------------------------------------------------------------------------
Charles R. Miller               202,625 /    9,251                    $ 505,125 / 0

James G. VanDevender            264,667 /   85,333                    $ 402,375 / 0

Ronald R. Patterson             170,230 /  100,460                    $ 105,000 / 0

W. Warren Wilkey                  6,666 /   13,334                    $       0 / 0

Arthur M. Doloresco              38,225 /   13,334                    $  43,969 / 0

- ---------------
(1)      Based upon a closing stock price of $5.3125 as of December 29, 1995.

LONG-TERM INCENTIVE PLAN AWARDS/PENSION PLANS

The Company has no long-term incentive plans other than its stock option plans, and the Company has no pension plan. Accordingly, disclosure regarding such matters is not applicable.

COMPENSATION OF DIRECTORS

In February 1996, the Board of Directors authorized fees to outside directors of $2,500 per meeting with total fees paid during any calendar year not to exceed $10,000. Currently, Messrs. Ferris, Spencer, White and Sage are eligible for such compensation. Prior to February 1996, the Company did not compensate directors but did reimburse their out of pocket expenses for attending board meetings.

In 1992, the Company adopted a Directors Stock Option Plan whereby certain "non-management" directors would yearly receive options to purchase 10,000 shares of Common Stock, up to a maximum of 30,000 shares. Messrs. Spencer and Ferris were the only directors eligible to participate in this plan, and each has received options to acquire 30,000 shares of Common Stock at an exercise price $9.00 per share. The options expire December 9, 2002.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Company's Board of Directors has an Option and Compensation Committee composed of David S. Spencer, Manual M. Ferris and James A. Conroy. None of such persons is or has ever been an officer of the Company or any of its subsidiaries. Mr. Spencer is a majority stockholder in a company that provides services to the Company. See "Item 13. Certain Relationships and Related Transactions."

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AGREEMENTS

Charles R. Miller and James G. VanDevender executed five year employment agreements dated August 4, 1995. The agreements provide for an initial annual salary of $450,000 for Mr. Miller and $300,000 for Mr. VanDevender. The annual salary paid to each of the executives will be reviewed annually by the Board of Directors and may be increased at the Board's discretion. Under the terms of the agreement, Messrs. Miller and VanDevender agreed under certain conditions not to compete with the Company for one year following a termination of employment. These agreements contain provisions that Messrs. Miller or VanDevender may terminate their employment (i) within six months of a Change in Control for any reason and (ii) within eighteen months of a Change of Control and not more than six months after (a) the failure to appoint each to their respective current officer positions, (b) any material change resulting in a reduction in their authority, duties, or responsibilities, or (c) any breach of any other provision of their agreement including a reduction in salary. Upon any such termination, Messrs. Miller and VanDevender are entitled to receive 2.99 times their current annualized salary. A "Change in Control" is defined generally to mean the acquisition by any person or group of sufficient voting power to elect a majority of the Board of Directors.

Ronald R. Patterson executed a three year employment agreement dated August 4, 1995. The agreement provides for an initial annual salary of $300,000 per year, which will be reviewed annually by the Board of Directors and may be increased at the Board's Discretion. Under the terms of this agreement, Mr. Patterson agreed that under certain conditions he would not compete with the Company for one year following a termination of employment. Mr. Patterson's agreement contains provisions similar to Messrs. Miller and VanDevender relating to his ability to terminate his employment following a Change in Control and upon such termination he would be entitled to receive two years of salary at the then current annualized rate.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of April 8, 1996, certain information regarding beneficial ownership of Common Stock by (a) each person known by the Company to own beneficially more than 5% of each class of voting securities,
(b) each director of the Company, (c) the chief executive officer and the four most highly compensated executive officers of the Company, and (d) all directors and officers as a group. The information in the table was obtained from information supplied to the Company by the beneficial owners listed below, and where applicable, the books and records of the Company. Each party listed below has sole voting and investment powers except as noted.


                                        COMMON STOCK CONVERTIBLE PREFERRED STOCK
                                                     ---------------------------  FULLY
                        FOOTNOTE                                  (e)             DILUTED
 SHAREHOLDER           REFERENCES         OWNERSHIP      SERIES C     SERIES D   OWNERSHIP
 -----------           ----------         ---------      --------     --------   ---------
                                           (a)(f)          (b)          (c)         (d)
 ---------------------------------------------------------------------------------------------
                                                 MANAGEMENT
                       -----------------------------------------------------------
 Charles R. Miller       (1),(2),(22)       734,400                                 734,400
                                            6.0%                                    3.40%

 James G.                (1),(2),(23)       407,333                                 407,333
  VanDevender                               3.28%                                   1.89%

 Nolan Lehmann           (2),(5),(8),       1,603,323       4,901        83,333     1,603,323
                         (28),(37)          13.10%          1.09%        3.86%      7.42%

 Janet A. Hickey         (2),(4),(7),(30),  2,786,901       33,616       279,985    2,786,901
                         (g),(h)            21.65%          7.49%        12.97%     12.90%

 James A. Conroy         (2),(3),(6),(31),  2,077,292       103,773      83,334     2,077,292
                         (g),(h)            16.47%          23.12%       3.86%      9.62%

 David S. Spencer        (2),(9),(41)       39,400                                  39,400
                                            (*)                                     (*)

 Manuel M. Ferris        (2),(25)           40,000                                  40,000
                                            (*)                                     (*)

 William G. White        (2),(24),(38)      249,318                                 249,318
                                            2.06%                                   1.15%

 Richard D. Sage         (2),(36),(59)      111,435                                 111,435
                                            (*)                                     (*)

 Ronald R. Patterson     (1),(57)           231,531                      1,847      231,531
                                            1.89%                        (*)        1.07%

 Warren W. Wilkey        (1),(58)           8,666                                   8,666
                                            (*)                                     (*)

 Arthur M. Doloresco     (1), (26)          38,225                                  38,225
                                            (*)                                     (*)

 All officers and        (1),(27)           8,618,814       142,290      472,965    8,618,814
  directors as a group                      57.72%          31.70%       21.90%     39.90%
  (25 persons)

                                        COMMON STOCK CONVERTIBLE PREFERRED STOCK
                                                     ---------------------------  FULLY
                        FOOTNOTE                                  (e)             DILUTED
 SHAREHOLDER           REFERENCES         OWNERSHIP      SERIES C     SERIES D   OWNERSHIP
 -----------           ----------         ---------      --------     --------   ---------
                                           (a)(f)          (b)          (c)         (d)
 ---------------------------------------------------------------------------------------------
                                               NON-MANAGEMENT
                       -----------------------------------------------------------
 Bahrain International   (17),(20)          445,443                      111,111    445,443
  Bank, E.C.                                3.60%                        5.15%      2.06%

 Baker Fentress          (21),(32)          535,443                      111,111    535,443
  & Company                                 4.29%                        5.15%      2.48%

 William Blair           (16),(35)          793,644         30,675       83,334     793,644
  Venture Partners III   (g),(h)            6.44%           6.83%        3.86%      3.67%
  Limited Partnership

 +  William Blair        (16),(35)          793,644         30,675       83,334     793,644
     Venture Mgmt        (g),(h)            6.44%           6.83%        3.86%      3.67%
     Company

 +  Samuel B. Guren      (16),(35)          793,644         30,675       83,334     793,644
                         (g),(h)            6.44%           6.83%        3.86%      3.67%

 +  William Blair        (16),(35)          793,644         30,675       83,334     793,644
     & Company           (g),(h)            6.44%           6.83%        3.86%      3.67%

 First Interstate Bank   (30),(60)          2,681,972       33,616       246,331    2,681,972
  of California, as      (j)                20.97%          7.49%        11.41%     12.42%
  Trustee

 +  DLJ Venture Capital  (7),(30)           37,605          680                     37,605
     Fund II, L.P.       (j)                (*)             (*)                     (*)

    ++ DLJ Fund          (7),(30)           37,605          680                     37,605
        Associates II                       (*)             (*)                     (*)

 +  Sprout Growth, L.P   (7),(30)           773,908         13,456                  773,908
                         (j)                6.41%           3.00%                   3.58%

    ++ DLJ Growth        (7),(30)           773,908         13,456                  773,908
        Associates                          6.41%           3.00%                   3.58%

 +  Sprout Capital       (7),(30)           1,170,111       19,480       27,389     1,170,111
     VI, L.P.                               9.61%           4.34%        1.27%      5.42%

 +  Sprout Growth II,    (7),(30)           635,652                      198,699    635,652
     L.P.                                   5.08%                        9.20%      2.94%

 +  DLJ Capital          (7),(30)           2,681,972       33,616       246,311    2,681,972
     Corporation                           20.97%           7.49%       11.41%     12.42%

 DLJ First ESC           (7),(30)           1,969                        633        1,969
  Corporation                               (*)                          (*)        (*)

                                        COMMON STOCK CONVERTIBLE PREFERRED STOCK
                                                     ---------------------------  FULLY
                        FOOTNOTE                                  (e)             DILUTED
 SHAREHOLDER           REFERENCES         OWNERSHIP      SERIES C     SERIES D   OWNERSHIP
 -----------           ----------         ---------      --------     --------   ---------
                                           (a)(f)          (b)          (c)         (d)
 ---------------------------------------------------------------------------------------------
 Donaldson, Lufkin       (7),(30)           101,512                      32,597     101,512
  & Jenrette                                (*)                          1.51%      (*)
  Securities
  Corporation

 +  Donaldson, Lufkin    (7),(30)           2,785,453       33,616       279,541    2,785,453
     & Jenrette, Inc.                       21.64%          7.49%        12.95%     12.90%

 +  The Equitable        (7),(30)           2,785,453       33,616       279,541    2,785,453
     Companies                              21.64%          7.49%        12.95%     12.90%
     Incorporated

 Equity-Linked           (10),(19),         604,047                      161,552    604,047
  Investors, L.P.        (g),(h)            4.83%                        7.48%      2.80%

 Equity-Linked II,       (11),(19),         434,565                      116,226    434,565
  L.P.                   (g),(h)            3.51%                        5.38%      2.01%

 +  Rohit M. Desai       (19),(56),         1,038,612                    277,778    1,038,612
                         (g),(h)            8.07%                        12.86%     4.81%

 +  Desai Capital        (19),(56),         1,038,612                    277,778    1,038,612
     Mgmt, Inc.          (g),(h)            8.07%                        12.86%     4.81%

 Equus II                (8),(37)           1,263,058       3,601        83,333     1,263,058
  Incorporated                              10.32%          (*)          3.86%      5.85%

 Equus Capital           (8),(28)           338,249         1,300                   338,249
  Partners, L.P.                            2.81%           (*)                     1.57%

 +  Equus Capital        (8),(28),(37),     338,249         1,300                   338,249
     Corporation         (g),(h)            2.81%           (*)                     1.57%

 +  Equus Capital        (8),(28),(37),     338,249         1,300                   338,249
     Management          (g),(h)            2.81%           (*)                     1.57%
     Corporation

 +  Equus Corporation    (8),(28),(37),     338,249         1,300                   338,249
     International       (g),(h)            2.81%           (*)                     1.57%

 +  Douglass Trust       (8),(28),(37),     338,249         650                     338,249
     FBO Brooke          (g),(h)            2.81%           (*)                     1.57%

 +  Douglass Trust       (8),(28),(37),     338,249         650                     338,249
     FBO Preston         (g),(h)            2.81%           (*)                     1.57%

 Frontenac VI            (18),(50)          1,186,466       55,556       388,889    1,186,466
  Limited                                   9.20%           12.38%       18.01%     5.49%
  Partnership

 Frontenac Diversified   (18),(29)          521,582                      83,333     521,582
  III Limited                               4.18%                        3.86%      2.41%
  Partnership

 +  Frontenac            (18),(29),(50),    1,708,048       55,556       472,222    1,708,048
     Company             (g),(h)            12.78%          12.38%       21.87%     7.91%

 +  Frontenac VI         (18),(29)          521,582                      83,333     521,582
     Partners, L.P.                         4.18%                        3.86%      2.41%

                                        COMMON STOCK CONVERTIBLE PREFERRED STOCK
                                                     ---------------------------  FULLY
                        FOOTNOTE                                  (e)             DILUTED
 SHAREHOLDER           REFERENCES         OWNERSHIP      SERIES C     SERIES D   OWNERSHIP
 -----------           ----------         ---------      --------     --------   ---------
                                           (a)(f)          (b)          (c)         (d)
 ---------------------------------------------------------------------------------------------
 Hancock Venture         (15),(48)          678,455         20,874       111,111    678,455
  Partners III, L.P.                        5.49%           4.65%        5.15%      3.14%

 John Hancock            (15),(49)          355,443                      111,111    355,443
  Venture Capital                           2.89%                        5.15%      1.65%
  Fund Limited
  Partnership II

 +  Back Bay Partners    (47),(48),         1,033,898       20,874       222,222    1,033,898
     V L.P.              (49),(g),(h)       8.18%           4.65%        10.29%     4.79%

 +  Back Bay Partners    (47),(48),(49),    1,033,898       20,874       222,222    1,033,898
     L.P. II             (g),(h)            8.18%           4.65%        10.29%     4.79%

 +  Hancock Venture      (47), (48),(49),   1,033,898       20,874       222,222    1,033,898
     Partners Inc.       (g),(h)            8.18%           4.65%        10.29%     4.79%

 +  John Hancock         (47), (48), (49),  1,033,898       20,874       222,222    1,033,898
     Subsidiaries, Inc.  (g),(h)            8.18%           4.65%        10.29%     4.79%

 +  John Hancock         (47), (48),(49),   1,033,898       20,874       222,222    1,033,898
     Mutual Life         (g),(h)            8.18%           4.65%        10.29%     4.79%
     Insurance Company

 Olympus Private         (6),(31)           2,077,292       103,773      83,334     2,077,292
  Placement Fund, L.P                       16.47%          23.12%       3.86%      9.62%

 +  OGP Partners, L.P    (6),(31),          2,077,292       103,773      83,334     2,077,292
                         (g),(h)            16.47%          23.12%       3.86%      9.62%

 +  Robert S. Morris     (6),(31),          2,077,292       103,773      83,334     2,077,292
                         (g),(h)            16.47%          23.12%       3.86%      9.62%

 RFE Capital             (14),(34),(40)     731,973                      148,413    731,973
  Partners, L.P.                            5.80%                        6.87%      3.39%

 RFE Investment          (14),(34),(40)     731,973                      148,413    731,973
  Partners IV, L.P.                         5.80%                        6.87%      3.39%

 +  Norcon Associates    (14),(34),(40)     731,973                      148,413    731,973
                         (g),(h)            5.80%                        6.87%      3.39%

 +  RFE Associates       (14),(34),(40),    731,973                      148,413    731,973
     IV, L.P.            (g),(h)            5.80%                        6.87%      3.39%

 +  RFE Management       (14),(34),(40),    731,973                      148,413    731,973
     Corp.               (g),(h)            5.80%                        6.87%      3.39%

 +  Robert M. Williams   (14),(34),(40),    741,973                      148,413    741,973
                         (51),(h),(i)       5.88%                        6.87%      3.44%

 +  Howard C. Landis     (14),(34),(40),    731,973                      148,413    731,973
                         (g),(h)            5.80%                        6.87%      3.39%

 +  James A. Parsons     (14),(34),(40),    731,973                      148,413    731,973
                         (g),(h)            5.80%                        6.87%      3.39%

 +  Knute C. Albrecht    (14),(34),(40),    734,953                      148,413    734,953
                         (53),(h),(i)       5.82%                        6.87%      3.40%

                                        COMMON STOCK CONVERTIBLE PREFERRED STOCK
                                                     ---------------------------  FULLY
                        FOOTNOTE                                  (e)             DILUTED
 SHAREHOLDER           REFERENCES         OWNERSHIP      SERIES C     SERIES D   OWNERSHIP
 -----------           ----------         ---------      --------     --------   ---------
                                           (a)(f)          (b)          (c)         (d)
 ---------------------------------------------------------------------------------------------
 +  Michael J. Foster    (14),(34),(40),    733,726                      148,413    733,726
                         (52),(h),(i)       5.81%                        6.87%      3.40%

 +  A. Dean Davis        (14),(34),(40),    731,973                      148,413    731,973
                         (g),(h)            5.80%                        6.87%      3.39%

 WPG Corporate           (13),(39),         632,942         20,738       91,666     632,942
  Development            (g),(h)            5.14%           4.62%        4.25%      2.93%
  Associates III, L.P.

 +  WPG CDA              (13),(42),         632,942         20,738       91,666     632,942
     III, L.P.           (g),(h)            5.14%           4.62%        4.25%      2.93%

 WPG Corporate           (54), (55),        134,270         4,399        19,445     134,270
  Development            (g),(h)            1.11%           (*)          (*)        (*)
  Associates III
  (Overseas), L.P.

 +  WPG CDA III          (13),(43),         134,270         4,399        19,445     134,270
     (Overseas), Ltd.    (g),(h)            1.11%           (*)          (*)        (*)

 +  Philip Greer         (13),(44),         767,212         25,137       111,111    767,212
                         (g),(h)            6.20%           5.60%        5.15%      3.55%

 +  Wesley W. Lang, Jr.  (13),(45),         770,228         25,284       111,111    770,228
                         (g),(h)            6.22%           5.63%        5.15%      3.57%

 +  Steven N.            (13),(46),         767,212         25,137       111,111    767,212
     Hutchinson          (g),(h)            6.20%           5.60%        5.15%      3.55%

 Virginia                (12),(33)          1,700,040       172,956                 1,700,040
  Retirement                                13.45%          38.54%                  7.87%
  System
 ---------------------------------------------------------------------------------------------

   *)  Less than 1% of the class.

+,++)  Not held of record but may be deemed beneficially owned.

  a) Total shares of Company Common Stock outstanding as of April 8, 1996 is 12,014,315.

  b) 448,811 shares outstanding as of April 8, 1996, convertible into 897,622 shares of Company Common Stock on a 2 for 1 basis.

  c) 2,159,365 shares outstanding as of April 8, 1996, convertible into 4,318,730 shares of Company Common Stock on a 2 for 1 basis.

  d) On a fully diluted basis as of April 8, 1996, a total of 21,600,052 shares of Common Stock would be outstanding. This amount is composed of
       (i) the 12,014,315 shares of Common Stock identified in footnote (a) above; plus (ii) the following shares of Common Stock issuable upon the exercise or conversion, as applicable, of the following securities of the Company: (A) 80,000 shares underlying Champion stock subscriptions; plus (B) 1,098,649 shares underlying Champion options; plus (C) 3,190,736 shares underlying Champion Warrants; plus (D) 5,216,352 shares underlying Champion Preferred Stock.

  e) All direct and beneficial holders of each series of Preferred Stock, Common Stock issuable upon conversion of Preferred Stock, Common Stock issuable upon exercise of Warrants held by Preferred Stock holders, and Common Stock issuable upon the exercise of Options are subject to the D Stockholders Agreement.

  f) With the exception of Messrs. White and Sage, all shares of Common Stock beneficially owned are subject to the D Stockholders Agreement.

  g)   Shared voting power.

  h)   Shared investment power.

  i)   Includes shared voting and investment power for 731,973 shares.

  j)   Voting power only.

 (1) Officer. Business address is 515 W. Greens Rd., Suite 800, Houston, Texas 77067.

 (2)   Director.

 (3) Mr. Conroy is a general partner of Olympus Private Placement Fund, L.P. and disclaims beneficial ownership of the Company's securities owned by that fund.

 (4) Ms. Hickey is a general partner of Sprout Group, a division of DLJ Capital Corp. and is a general partner of the general partner of Sprout Growth, L.P., Sprout Growth II, L.P., Sprout Capital VI, L.P. and DLJ Venture Capital Fund II, L.P., D.L.J. Securities Corporation, and D.L.J. Capital Corporation and disclaims beneficial ownership of the Company's securities beneficially owned by such funds. Ms. Hickey owns directly in her individual capacity 444 shares of Series D Preferred Stock which may be converted at any time at the holder's option into 888 shares of Common Stock.

 (5) Mr. Lehmann is president of Equus Capital Management Corporation, the financial advisor and manager of Equus II Incorporated and Equus Capital Partners, L.P. and disclaims beneficial ownership of the Company's securities owned by Equus II Incorporated and Equus Capital Partners, L.P. Mr. Lehmann owns directly 2,016 shares of the Common Stock.

 (6)   Metro Center, One Station Place, Stamford, CT  06902.

 (7)   140 Broadway, 42nd floor, New York, NY  10005.

 (8)   2929 Allen Parkway, Suite 2500, Houston, TX  77019.

 (9)   5909-G Breckenridge Parkway, Tampa, FL  33610.

(10) Equity-Linked Investors, L.P. is the beneficial owner of 604,047 shares of Common Stock through its direct ownership of (i) 106,463 shares of Common Stock, (ii) 161,552 shares of Series D Preferred Stock which may be converted at any time at the option of the holder into 323,104 shares of Common Stock, and (iii) 174,480 shares of Common Stock that may be acquired within 60 days upon the exercise of warrants.

(11) Equity-Linked Investors II, L.P. is the beneficial owner of 434,565 shares of Common Stock through its direct ownership of (i) 76,593 shares of Common Stock, (ii) 116,226 shares of Series D Preferred Stock which may be converted at any time at the option of the holder into 232,452 shares of Common Stock, and (iii) 125,520 shares of Common Stock that may be acquired within 60 days upon the exercise of warrants.

(12)   1200 E. Main Street, Richmond, VA  23219.

(13)   One New York Plaza, 30th Floor, New York, NY  10004.

(14)   36 Grove Street, New Canaan, CT 06840.

(15)   One Financial Center, 44th Floor, Boston, MA  02111.

(16)   222 West Adams Street, Chicago, IL  60606.

(17) Bahrain International Bank, E.C. is the beneficial owner of 445,443 shares of Common Stock through its direct ownership of (i) 73,221 shares of Common Stock, (ii) 150,000 shares of Common Stock that may be acquired within 60 days upon the exercise of Series D Warrants, and
       (iii) 111,111 shares of Series D Preferred Stock, which may be converted at any time at the option of the holder into 222,222 shares of Common Stock.

(18)   135 S. LaSalle St., 38th Floor, Chicago, IL  60604.

(19) c/o Desai Capital Management, Inc., 540 Madison Avenue. - 36th Floor, New York, NY 10022.

(20) c/o Dilmun Investments, Inc., Metro Center, One Station Place, Stamford, CT 06902.

(21)   200 W. Madison Street, Chicago, IL  60606.

(22) Includes 220,374 shares that may be acquired by Mr. Miller within 60 days upon the exercise of stock options and warrants.

(23) Includes 387,333 shares that may be acquired by Mr. VanDevender within 60 days upon the exercise of stock options and subscriptions.

(24) Includes 89,852 shares that may be acquired by Mr. White within 60 days upon the exercise of stock options; does not include 1,753 shares owned by Mr. White's spouse, as to which shares he disclaims beneficial ownership.

(25) Includes 30,000 shares that may be acquired by Mr. Ferris within 60 days upon the exercise of stock options.

(26) Includes 38,225 shares that may be acquired by Mr. Doloresco within 60 days upon the exercise of stock options.

(27) Includes 1,147,281 shares that may be acquired by all directors and officers as a group within 60 days upon the exercise of stock options, warrants, or subscriptions.

(28) Equus Capital Partners, L.P. is the beneficial owner of 338,249 shares of Common Stock through its direct ownership of (i) 333,755 shares of Common Stock, (ii) 1,894 shares of Common Stock that may be acquired within 60 days upon the exercise of warrants, (iii) 1,300 shares of Series C Preferred Stock which may be converted at any time at the option of the holder into 2,600 shares of Common Stock. Equus Capital Corporation, Equus Capital Management Corporation, Equus Corporation International, Douglass Trust FBO Brooke and Douglass Trust FBO Preston may be deemed to beneficially own the shares of Common Stock beneficially owned by Equus Capital Partners, L.P. By reason of his status as President of Equus Capital Corporation, which is the managing general partner of Equus Capital Partners, L.P., Mr. Lehmann may be deemed to be the beneficial owner of the 338,249 shares of Common Stock held by Equus Capital Partners, L.P. In addition, Mr. Lehmann holds 2,016 shares of Common Stock which he beneficially owns in his own capacity. Accordingly, Mr. Lehmann may be deemed to be the beneficial
       owner of 340,265 shares of Common Stock in the aggregate.   Mr. Lehmann
       disclaims beneficial ownership of the 338,249 shares of Common Stock.

(29) Frontenac Diversified III Limited Partnership is the beneficial owner of 521,582 shares of Common Stock through its direct ownership of (i) 54,916 shares of Common Stock, (ii) 300,000 shares of Common Stock that may be acquired within 60 days upon the exercise of Warrants, and (iii) 83,333 shares of Series D Preferred Stock which may be converted at any time at the option of the holder into 166,666 shares of Common Stock. Frontenac Company and Frontenac VI Partners, L.P. may be deemed to beneficially own the shares of Common Stock beneficially owned by Frontenac Diversified III Limited Partnership.

(30) DLJ Venture Capital Fund II, L.P. ("DLJ II") may be deemed to be the beneficial owner of the following securities held by First Interstate Bank of California as trustee: 34,606 shares of Common Stock, 1,360 shares of Common Stock issuable upon conversion or exercise of the 680 shares of Series C Preferred Stock and warrants to purchase 1,639 shares of Common Stock. Accordingly, DLJ II may be deemed to beneficially own an aggregate of 37,605 shares of Common Stock (the "DLJ II Shares").

       DLJ Fund Associates II ("Associates II"), as the general partner of DLJ II, may be deemed to beneficially own indirectly the DLJ II Shares.

       Sprout Growth, L.P. ("Growth") may be deemed to be the beneficial owner of the following securities held by First Interstate Bank of California, trustee: 714,631 shares of Common Stock, the 26,912 shares of Common Stock issuable upon conversion or exercise of the 13,456 shares of Series C Preferred Stock and warrants to purchase 32,365 shares of Common Stock. Accordingly, Growth may be deemed to beneficially own an aggregate of 773,908 shares of Common Stock (the "Growth Shares").

       DLJ Growth Associates ("Associates"), as a general partner of Growth, may be deemed to beneficially own indirectly the Growth shares.

       Sprout Capital VI, L.P. ("Sprout VI") may be deemed to be the beneficial owner of the following securities held by First Interstate Bank of California, trustee: 1,014,727 shares of Common Stock, the 155,384 shares of Common Stock issuable upon the conversion or exercise of the 19,480 and 27,389 shares of Series C and Series D Preferred Stock, respectively, and warrants to purchase 61,646 shares of Common Stock. Accordingly, Sprout VI may be deemed to beneficially own an aggregate of 1,170,111 shares of Common Stock (the "Sprout VI Shares").

       Sprout Growth II, L.P. ("Growth II") may be deemed to be the beneficial owner of the following securities held by First Interstate Bank of
       California, trustee:   130,944 shares of Common Stock, the 397,398
       shares of Common Stock issuable upon the conversion or exercise of the 198,699 shares of Series D Preferred Stock and warrants to purchase 107,310 shares of Common Stock directly owned by it. Accordingly, Growth II may be deemed to beneficially own an aggregate of 635,652 shares of Common Stock (the "Growth II Shares").

       DLJ Capital Corporation ("DLJCC") may be deemed to be the beneficial owner of the following securities held by First Interstate Bank of California, trustee: 13,327 shares of Common Stock, the 40,446 shares of Common Stock issuable upon the conversion or exercise of the 20,223 shares of Series D Preferred Stock and warrants to purchase 10,920 shares of Common Stock. DLJCC, because of its relationships with DLJ II and Associates II, and Growth and Associates, and as the managing general partner of each Sprout VI and Growth II, also may be deemed to beneficially own indirectly the DLJ II Shares, the Growth Shares, the Sprout VI Shares and the Growth II Shares, for an aggregate of 2,681,969 shares of Common Stock (the "DLJCC Shares").

       DLJ First ESC L.L.C. ("ESC") may be deemed to be the beneficial owner of 1,969 Common Shares through it's direct ownership of (i) 364 shares of Common Stock, (ii) the 1,605 shares of Common Stock (the "ESC Shares") issuable upon the conversion or exercise of the 633 shares of Series D Preferred Stock, and warrants to purchase 339 shares of Common Stock.

       DLJ LBO Plans Management Corporation ("LBO"), as the manager of ESC, may be deemed to beneficially own indirectly the ESC shares.

       Donaldson, Lufkin & Jenrette Securities Corporation ("DLJSC") may be deemed to be the beneficial owner of 101,512 Common shares through it's direct ownership of (i) 18,747 shares of Common Stock, (ii) the 82,765 shares of Common Stock (the "DLJSC Shares") issuable upon the conversion or exercise of the 32,597 shares of Series D Preferred Stock, and warrants to purchase 17,571 shares of Common Stock.

       As the sole stockholder of DLJCC and DLJSC, Donaldson, Lufkin & Jenrette, Inc. ("DLJ") may be deemed to beneficially own indirectly the DLJCC Shares and the DLJSC Shares. In addition, as the sole stockholder of LBO, DLJ may be deemed to beneficially own indirectly the shares that are beneficially owned indirectly by LBO. Because of The Equitable Companies Incorporated ("Equitable")'s ownership of DLJ, Equitable may be deemed to beneficially own indirectly the DLJCC Shares, the DLJSC Shares and the shares attributed to LBO that may be deemed to be beneficially owned by DLJ.

(31) Olympus Private Placement Fund, L.P. is the beneficial owner of 2,077,292 shares of Common Stock through its direct ownership of (i) 1,481,294 shares of Common Stock, (ii) 221,784 shares of Common Stock that may be acquired within 60 days upon the exercise of Warrants, (iii) 103,773 shares of Series C Preferred Stock, which may be converted at any time at the option of the holder into 207,546 shares of Common Stock, and (iv) 83,334 shares of Series D Preferred Stock, which may be converted at any time at the option of the holder into 166,668 shares of Common Stock. OGP Partners, L.P., James A. Conroy, and Robert S. Morris may be deemed to beneficially own the shares of Common Stock beneficially owned by Olympus Private Placement Fund, L.P.

(32) Baker Fentress & Company is the beneficial owner of 535,443 shares of Common Stock through its direct ownership of (i) 73,221 shares of Common Stock, (ii) 240,000 shares of Common Stock that may be acquired within 60 days upon the exercise of stock warrants, and (iii) 111,111 shares of Series D Preferred Stock, which may be converted into 222,222 shares of Common Stock.

(33) Virginia Retirement System is the beneficial owner of 1,700,040 shares of Common Stock through its direct ownership of 1,077,128 shares of Common Stock, (ii) 172,956 shares of Series C Preferred Stock, which may be converted at any time at the option of the holder into 345,912 shares of Common Stock, and (iii) 277,000 shares of Common Stock that may be acquired within 60 days upon the exercise of warrants.

(34) RFE Capital Partners, L.P. is the beneficial owner of 237,782 shares of Common Stock through its direct ownership of (i) 40,150 shares of Common Stock, and (ii) 197,632 shares of Common Stock that may be acquired within 60 days upon the exercise of Warrants. Norcon Associates, RFE Investment Partners IV, L.P., RFE Associates IV, L.P., RFE Management Corp., Robert M. Williams, Howard C. Landis, James A. Parsons, Knute C. Albrecht, A. Dean Davis and Michael J. Foster may be deemed to beneficially own the shares of Common Stock beneficially owned by RFE Capital Partners, L.P.

(35) William Blair Venture Partners III Limited Partnership is the beneficial owner of 793,644 shares of Common Stock through its direct ownership of
       (i) 477,548 shares of Common Stock, (ii) 88,078 shares of Common Stock that may be acquired within 60 days upon the exercise of warrants, (iii) 30,675 shares of Series C Preferred Stock which may be converted at any time at the option of the holder into 61,350 shares of Common Stock, and
       (iv) 83,334 shares of Series D Preferred Stock which may be converted at any time at the option of the holder into 166,668 shares of Common Stock.

(36) Does not include 12,675 shares owned by Mr. Sage's wife, as to which shares he disclaims beneficial ownership.

(37) Equus II Incorporated is the beneficial owner of 1,263,058 shares of Common Stock through its direct ownership of (i) 1,038,944 shares of Common Stock, (ii) 50,246 shares of Common Stock that may be acquired within 60 days upon the exercise of warrants, (iii) 3,601 shares of Series C Preferred Stock which may be converted at any time at the option of the holder into 7,202 shares of Common Stock, and (iv) 83,333 shares of Series D Preferred Stock which may be converted at any time at the option of the holder into 166,666 shares of Common Stock.

(38)   1670 Tyler Green Trail, Smyrna, GA 30080.

(39) WPG Corporate Development Associates III, L.P. is the beneficial owner of 632,942 shares of Common Stock through its direct ownership of (i) 331,132 shares of Common Stock, (ii) 77,002 shares of Common Stock that may be acquired within 60 days upon the exercise of Warrants, (iii) 20,738 shares of Series C Preferred Stock, which may be converted at any time at the option of the holder into 41,476 shares of Common Stock, and
       (iv) 91,666 shares of Series D Preferred Stock, which may be converted at any time at the option of the holder into 183,332 shares of Common Stock.

(40) RFE Investment Partners IV, L.P. is the beneficial owner of 494,191 shares of Common Stock through its direct ownership of (i) 77,275 shares of Common Stock, (ii) 120,090 shares of Common Stock that may be acquired within 60 days upon the exercise of Warrants, and (iii) 148,413 shares of Series D Preferred Stock, which may be converted at any time at the option of the holder into 296,826 shares of Common Stock. RFE Capital Partners, L.P., Norcon Associates, RFE Associates IV, L.P. RFE Management Corp., Robert M. Williams, Howard C. Landis, James A. Parsons, Knute C. Albrecht, Michael J. Foster, and A. Dean Davis may be deemed to beneficially own the shares of Common Stock beneficially owned by RFE Investment Partners IV, L.P.

(41) Includes 30,000 shares that may be acquired by Mr. Spencer within 60 days upon the exercise of stock options.

(42) WPG CDA III, L.P., as the sole general partner of WPG Corporate Development Associates III, L.P., may be deemed to own beneficially the 632,942 shares held by WPG Corporate Development Associates III, L.P.

(43) WPG CDA III (Overseas), Ltd. as the sole investment advisor of WPG Corporate Development Associates III (Overseas), Ltd., may be deemed to own beneficially the 134,270 shares owned by WPG Corporate Development Associates III (Overseas), Ltd. WPG CDA III (Overseas), Ltd. disclaims beneficial ownership of all such shares.

(44) By reason of his status as a managing general partner of WPG CDA III, L.P., which is the sole general partner of WPG Corporate Development Associates III, L.P., Mr. Greer may be deemed to be the beneficial owner of the 632,942 shares held by WPG Corporate Development Associates III, L.P. By reason of his status as a managing general partner of WPG CDA III (Overseas), L.P., Mr. Greer may also be deemed to be the beneficial owner of the 134,270 shares held by WPG Corporate Development Associates
       III (Overseas), L.P.   Accordingly, Mr. Greer may be deemed to be the
       beneficial owner of 767,212 shares. Mr. Greer disclaims beneficial ownership of all shares beneficially owned by WPG Corporate Development Associates III, L.P. and WPG Corporate Development Associates III (Overseas), L.P., except to the extent of his indirect beneficial interest as a managing general partner of WPG CDA III, L.P. in shares held by WPG Corporate Development Associates III, L.P.

(45) By reason of his status as a managing partner of WPG CDA III, L.P., which is the sole general partner of WPG Corporate Development Associates III, L.P., Mr. Lang may be deemed to be the beneficial owner of the 632,942 shares held by WPG Corporate Development Associates, L.P. By reason of his status as a managing general partner of WPG CDA III (Overseas), L.P., Mr. Greer may also be deemed to be the beneficial owner of the 134,270 shares held by WPG Corporate Development Associates III (Overseas), L.P. In addition, Mr. Lang is the beneficial owner in his individual capacity of 3,016 shares through his direct ownership of
       (i) 2,506 shares of Common Stock, (ii) 216 shares of Common Stock that may be acquired within 60 days upon the exercise of warrants, and (iii) 147 shares of Series C Preferred Stock, which may be converted at any time at the option of the holder into 294 shares of Common Stock and has the sole power to vote or direct the vote of and the sole power to dispose or direct the disposition of the 3,016 shares. Accordingly, Mr. Lang may be deemed to be the beneficial owner of 770,228 shares in the aggregate. Mr. Lang disclaims beneficial ownership of all shares beneficially owned by WPG Corporate Development Associates III, L.P. and WPG Corporate Development Associates III (Overseas), L.P., except to the extent of his indirect beneficial interest as a managing general partner of WPG CDA III, L.P. in shares held by WPG Corporate Development Associates III, L.P.

(46) By reason of his status as a managing partner of WPG CDA III, L.P., which is the sole general partner of WPG Corporate Development Associates III, L.P., Mr. Hutchinson may be deemed to be the beneficial owner of the 632,942 shares held by WPG Corporate Development Associates
       III, L.P.   By reason of his status as a managing general partner of WPG
       CDA III (Overseas), L.P., Mr. Hutchinson may also be deemed to be the beneficial owner of the 134,270 shares held by WPG Corporate Development Associates III (Overseas), L.P. Accordingly, Mr. Hutchinson may be
       deemed to be the beneficial owner of 767,212 shares.   Mr. Hutchinson
       disclaims beneficial
       ownership of all shares beneficially owned by WPG Corporate Development Associates III, L.P. and WPG Corporate Development Associates III (Overseas), L.P., except to the extent of his indirect beneficial interest as a managing general partner of WPG CDA III, L.P. in shares held by WPG Corporate Development Associates III, L.P.

(47)   John Hancock Place, Boston, Massachusetts  02117.

(48) Hancock Venture Partners III, L.P. is the beneficial owner of 678,455 shares of Common Stock through its direct ownership of (i) 328,637 shares of Common Stock, (ii) 85,848 shares of Common Stock that may be acquired within 60 days upon the exercise of Warrants, (iii) 20,874 shares of Series C Preferred Stock, which may be converted at any time at the option of the holder into 41,748 shares of Common Stock, and (iv) 111,111 shares of Series D Preferred Stock, which may be converted at any time at the option of the holder into 222,222 shares of Common Stock of the outstanding shares of Common Stock. Back Bay Partners V, L.P., Back Bay Partners, Hancock Venture Partners Inc., John Hancock Subsidiaries, Inc., and John Hancock Mutual Life Insurance Company may be deemed to beneficially own the shares of Common Stock beneficially held by Hancock Venture Partners III, L.P.

(49) John Hancock Venture Capital Fund Limited Partnership II is the beneficial owner of 355,443 shares of Common Stock through its direct ownership of (i) 73,221 shares, (ii) 60,000 shares of Common Stock that may be acquired within 60 days upon the exercise of Warrants and (iii) 111,111 shares of Series D Preferred Stock, which may be converted at any time at the option of the holder into 222,222 shares of Common Stock. Back Bay Partners V, L.P., Back Bay Partners L.P. II, Hancock Venture Partners Inc., John Hancock Subsidiaries, Inc., and John Hancock Mutual Life Insurance Company may be deemed to beneficially own the shares of Common Stock beneficially held by John Hancock Venture Capital Fund Limited Partnership II.

(50) Frontenac VI Limited Partnership is the beneficial owner of 1,186,466 shares of Common Stock through its direct ownership of (i) 297,576 shares of Common Stock, (ii) 55,556 shares of Series C Preferred Stock, which may be converted at any time at the option of the holder into 111,112 shares of Common Stock and (iii) 388,889 shares of Series D Preferred Stock, which may be converted at any time at the option of the holder into 777,778 shares of Common Stock. Frontenac Company may be deemed to beneficially own the shares of Common Stock beneficially owned by Frontenac VI Limited Partnership.

(51) Mr. Williams may be deemed the beneficial owner of 741,973 shares of Common Stock which includes his direct ownership of 10,000 shares of Common Stock.

(52) Mr. Foster may be deemed the beneficial owner of 733,726 shares of Common Stock which includes his direct ownership of 1,753 shares of Common Stock.

(53) Mr. Albrecht may be deemed the beneficial owner of 734,953 shares of Common Stock which includes his direct ownership of 2,980 shares of Common Stock.

(54) c/o Walker & Company, Caledonian House, Grand Cayman, Cayman Islands, British West Indies.

(55) WPG Corporate Development Associates III (Overseas), Ltd., is the beneficial owner of 134,270 shares of Common Stock through its direct ownership of (i) 70,240 shares of Common Stock, (ii)16,342 shares of Common Stock that may be acquired within 60 days upon the exercise of Warrants, (iii) 4,399 shares of Series C Preferred Stock, which may be converted at any time at the option of the holder into 8,798 shares of Common Stock, and (iv) 19,445 shares of Series D Preferred Stock, which may be converted any time at the option of the holder into 38,890 shares of Common Stock.

(56) Each of Desai Capital Management, Inc. and Rohit M. Desai may be deemed to be the beneficial owner of the entire 1,038,612 shares of Common Stock held by Equity-Linked Investors, L.P. and Equity-Linked Investors II, L.P.

(57) Includes 221,930 shares that may be acquired by Mr. Patterson within 60 days upon the exercise of stock options and warrants.

(58) Includes 6,666 shares that may be acquired by Mr. Wilkey within 60 days upon the exercise of stock options.

(59)   610 S.W. 128th Street, Miami, FL 33156.

(60) 707 Wilshire Boulevard, W-11-2, Los Angeles, CA 90017. Trustee under a ten year voting trust agreement dated August 31, 1995, granting it sole voting power of the Company securities it holds on behalf of Sprout Growth, L.P., Sprout Capital VI, L.P., DLJ Venture Capital Fund II, L.P., Sprout Growth II, L.P., and DLJ Capital Corporation.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Effective April 12, 1996, the Company executed a definitive Agreement and Plan of Merger ( Merger Agreement") with Paracelsus Healthcare Corporation, a privately held California corporation ( Paracelsus") and PC Merger Sub., Inc., a newly formed Paracelsus subsidiary. The Merger Agreement provides for, among other things, the merger of PC Merger Sub., Inc. with and into the Company (the Merger"). Each share of the Company's Common Stock will convert into one share of Paracelsus Common Stock and each share of the Company's Preferred Stock will convert into two shares of Paracelsus Common Stock. The Merger is subject to a number of customary conditions including filings with the Securities and Exchange Commission, approval of the stockholders of the Company and Paracelsus, and antitrust filings. Charles R. Miller, the Company's chairman of the board, president and chief executive officer, James G. VanDevender, the Company's executive vice president and chief financial officer, and Ronald R. Patterson, the Company's executive vice president and chief operating officer, will become a director and the president and chief operating officer, a director and executive vice president and chief financial officer, and executive vice president of healthcare operations, respectively, of Paracelsus. The Merger Agreement provides that employment agreements between these officers and Paracelsus will be entered into prior to the effective time of the Merger. All of the Company's outstanding stock options and Common Stock subscriptions will be assumed by Paracelsus.

Effective April 12, 1996, the Company and certain holders of its Series D Notes and Series E Notes and holders of its Series C Preferred Stock and Series D Preferred Stock entered into an Agreement in Contemplation of Merger, that among other things provided (i) the parties thereto holding shares of Series C Preferred and Series D Preferred agreed to vote their Preferred Shares for the Merger, (ii) the holders of the Series D Notes agreed among other things (a) to waive any rights to cause the Company to purchase from such holders the Series D Notes in the event of a change in control caused by the Merger and (b) surrender their Series D Notes for prepayment at a premium depending upon the year of prepayment, and (iii) the holder of the Series E Notes agreed among other things to (x) to waive any rights to cause the Company to purchase from such holders the Series E Notes in the event of a change in control caused by the Merger and (y) to surrender their Series E Notes for prepayment at a premium depending upon the year of such prepayment and upon whether warrants to purchase Company Common Stock are surrendered in connection with such prepayment.

The Company and holders of the Series C and Series D Preferred Stock and the outstanding warrants have rights to both require and participate in the filing of registration statements by the Company with the Securities and Exchange Commission.

Management Prescriptives, Inc., a company majority owned by David S. Spencer, a director of the Company, has provided specialized consulting services to certain of the Company's hospitals. During 1994 and 1995, this company received $283,000 and $421,000, respectively.

Janet A. Hickey, a director of the Company, has been employed by and is currently a general partner of the Sprout Group, the venture capital affiliate of Donaldson, Lufkin & Jenrette, a major investment banking firm that has received compensation for acting as an underwriter for the Company during 1995.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:   April 26, 1996                     Champion Healthcare Corporation
         --------------                     (Registrant)


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


/s/ Charles R. Miller     President, Chief Executive Officer,     March 26, 1996
- ------------------------  Chairman of the Board of Directors      --------------
Charles R. Miller

/s/ James G. VanDevender  Executive Vice President, Chief         March 26, 1996
- ------------------------  Financial Officer, Director (Principal  --------------
James G. VanDevender      Financial Officer)


/s/ Robert M. Starling    Vice President and Controller           March 26, 1996
- ------------------------  (Principal Accounting Officer)          --------------
Robert M. Starling

/s/ James A. Conroy       Director                                March 26, 1996
- ------------------------                                          --------------
James A. Conroy

/s/ Manuel M. Ferris      Director                                March 26, 1996
- ------------------------                                          --------------
Manuel M. Ferris

/s/ Janet A. Hickey       Director                                March 26, 1996
- ------------------------                                          --------------
Janet A. Hickey

/s/ Nolan Lehmann         Director                                March 26, 1996
- ------------------------                                          --------------
Nolan Lehmann

/s/ Richard D. Sage       Director                                March 26, 1996
- ------------------------                                          --------------
Richard D. Sage

/s/ David S. Spencer      Director                                March 26, 1996
- ------------------------                                          --------------
David S. Spencer

/s/ William G. White      Director                                March 26, 1996
- ------------------------                                          --------------
William G. White