Form 10-Q
period 1996-03-31
CHAMPION HEALTHCARE CORP /TX/
filed 1996-05-15
CIK 721601

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                        FOR QUARTER ENDED MARCH 31, 1996

                         COMMISSION FILE NUMBER 0-11851


                        CHAMPION HEALTHCARE CORPORATION
- --------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



           DELAWARE                                             59-2283872
- -------------------------------                           ----------------------
(STATE OR OTHER JURISDICTION OF                              (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                           IDENTIFICATION NUMBER)



515 W. GREENS ROAD, SUITE 800, HOUSTON, TEXAS                       77067
- ---------------------------------------------                      --------
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                         ZIP CODE


                                 (713) 873-6623
- --------------------------------------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


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

Common stock, par value $.01 per share: 12,023,192 shares outstanding as of May 2, l996.

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

Item 1.  Financial Statements

                 Condensed consolidated balance sheet (unaudited)
                   as of March 31, 1996 and
                   December 31, 1995                                                                  2

                 Condensed consolidated statement of operations for
                   the three months ended March 31, 1996 and 1995 (unaudited)                         3

                 Condensed consolidated statement of cash flows for
                   the three months ended March 31, 1996 and 1995
                   (unaudited)                                                                        4

                 Notes to condensed consolidated financial statements at
                   March 31, 1996 (unaudited)                                                         5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                                        10

PART II.   OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders                                          13

Item 6.  Exhibits and Reports on Form 8-K                                                             13

SIGNATURE                                                                                             14

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
CHAMPION HEALTHCARE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                                       March 31,          December 31,
                                                                         1996                1995
                                                                     ---------------------------------
                                                                           (Dollars in thousands)
ASSETS
Current assets:
  Cash and cash equivalents                                          $     5,670          $     7,583
  Accounts receivable, less allowance for doubtful
   accounts of $14,041 and $10,116 at March 31, 1996 and
    December 31, 1995, respectively                                       36,407               33,262
  Supplies inventory                                                       3,872                3,470
  Prepaid expenses and other current assets                                6,290                6,264
                                                                     -----------          -----------
                    Total current assets                                  52,239               50,579

Property and equipment, less allowances for depreciation and amortization of $11,901 and  $10,733 at March 31, 1996 and
  December 31, 1995, respectively                                        166,997              158,382
Investment in Dakota Heartland Health System                              52,118               48,145
Other assets                                                              36,668               34,154
                                                                     -----------          -----------
                    Total assets                                     $   308,022          $   291,260
                                                                     ===========          ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt and capital lease obligations    $     2,834           $    2,467
  Accounts payable                                                        12,743               13,952
  Due to third parties                                                     8,052                8,829
  Other current liabilities                                               12,860               15,490
                                                                     -----------          -----------
                    Total current liabilities                             36,489               40,738

Long-term debt and capital lease obligations                             181,212              162,447
Other long-term liabilities                                               10,445               10,177
Redeemable preferred stock                                                46,078               46,029
Common stock, $.01 par value:
    Authorized - 25,000,000 shares, 12,012,603 and 11,868,230
    shares issued and outstanding at March 31, 1996
    and December 31, 1995, respectively                                      120                  119
Common stock subscribed, 80,000 shares at March 31, 1996
    and December 31, 1995, respectively                                       40                   40
Common stock subscription receivable                                         (40)                 (40)
Paid in capital                                                           48,178               47,643
Accumulated deficit                                                      (14,500)             (15,893)
                                                                     -----------          -----------
                    Total liabilities and stockholders' equity       $   308,022          $   291,260
                                                                     ===========          ===========





See notes to condensed consolidated financial statements.

CHAMPION HEALTHCARE CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                                                                Three Months Ended
                                                                    March 31,
                                                              1996             1995
                                                          -----------------------------
                                                          (Dollars in thousands, except
                                                                 per share data)
Net patient service revenue                                 $ 49,898         $ 27,625
Other revenue                                                    783            1,102
                                                            --------         --------
         Net revenue                                          50,681           28,727

Operating expenses:
  Salaries and benefits                                       22,006           12,762
  Other operating and administrative                          19,232           10,913
  Provision for bad debts                                      3,670            2,073
  Interest                                                     4,587            2,630
  Depreciation and amortization                                3,016            1,532
  Equity in earnings of Dakota Heartland Health System        (3,973)          (1,478)
                                                            --------         --------
         Total expenses                                       48,538           28,432
                                                            --------         --------
         Income before income taxes                            2,143              295

Provision for income taxes                                       750              118
                                                            --------         --------
         Net income                                         $  1,393         $    177
                                                            ========         ========
         Income (loss) applicable to common stock           $  1,344         $ (1,312)
                                                            ========         ========
Income (loss) per common share:

         Primary                                            $    .10         $   (.31)
                                                            ========         ========
         Fully Diluted                                      $    .08              N/A
                                                            ========         ========





See notes to condensed consolidated financial statements.

CHAMPION HEALTHCARE CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                                             Three Months Ended
                                                                                                  March 31,
                                                                                          1996                  1995
                                                                                       -------------------------------
                                                                                            (Dollars in thousands)
Operating activities:
  Net income                                                                           $     1,393            $    177
  Equity in earnings of Dakota Heartland Health System                                      (3,973)             (1,478)
  Depreciation and amortization                                                              3,016               1,532
  Provision for bad debts                                                                    3,670               2,073
  Changes in assets and liabilities, net of effects from acquisitions
    Increase in assets                                                                      (5,195)             (1,008)
    Decrease in liabilities                                                                 (4,477)             (2,459)
                                                                                       -----------            --------
                 Net cash used in operating activities                                      (5,566)             (1,163)
                                                                                       -----------            --------
Investing activities:
  Additions to property and equipment                                                       (2,697)             (7,060)
  Investment in Jordan Valley Hospital                                                     (10,746)
  Investment in Dakota Heartland Health System                                                                  (2,000)
  Investment in Salt Lake Regional Medical Center                                                               (3,000)
  Proceeds from sale of property and equipment                                                                   1,300
  Investment in note receivable                                                                (50)               (793)
  Other                                                                                       (575)               (576)
                                                                                       -----------            --------
                 Net cash used in investing activities                                     (14,068)            (12,129)
                                                                                       -----------            --------
Financing activities:
  Proceeds from the issuance of long-term obligations                                       18,512
  Payments on long-term debt and capital lease obligations                                    (768)             (1,989)
  Other                                                                                        (23)               (235)
                                                                                       -----------            --------
                 Net cash provided by (used in) financing activities                        17,721              (2,224)
                                                                                       -----------            --------
                 Decrease in cash and cash equivalents                                      (1,913)            (15,516)

Cash and cash equivalents at beginning of period                                             7,583              48,424
                                                                                       -----------            --------
Cash and cash equivalents at end of period                                             $     5,670            $ 32,908
                                                                                       ===========            ========




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

These financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1995, included in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1995.

The Company's business is seasonal in nature and subject to general economic conditions and other factors. Accordingly, operating results for the three months ended March 31, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," which is effective for fiscal years beginning after December 15, 1995. SFAS 123 establishes new financial accounting and reporting standards for stock-based compensation plans. Entities will be allowed to measure compensation expense for stock-based compensation under SFAS 123 or APB
Opinion No. 25, "Accounting for Stock Issued to Employees."   The Company has
elected to continue accounting for such compensation under the provisions of APB Opinion No. 25.

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 121, which is effective for fiscal years beginning after December 15, 1995, requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company's adoption of SFAS 121 on January 1, 1996, had no material effect on its financial statements.

NOTE 2 -- SUMMARIZED FINANCIAL INFORMATION OF EQUITY AFFILIATE

The Company, through a wholly-owned subsidiary, owns 50% of a partnership operated as Dakota Heartland Health System ("DHHS"). DHHS owns and operates two general acute care hospitals with a total of 341 beds in Fargo, North Dakota, and the Company manages the combined operations of the two facilities pursuant to the partnership agreement and an operating agreement with DHHS. Under the terms of the partnership agreement, the Company is entitled to 55% of DHHS's net income and distributable cash flow ("DCF") until such time as it has recovered on a cumulative basis an additional $10,000,000 of DCF. The Company is also obligated to advance funds to DHHS to cover any and all operating deficits.

CHAMPION HEALTHCARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)


NOTE 2 -- SUMMARIZED FINANCIAL INFORMATION OF EQUITY AFFILIATE -- CONTINUED

The Company accounts for its investment in DHHS under the equity method. The following table summarizes certain financial information of DHHS (dollars in thousands).

                                               Three months ended    Three months ended
                                                 March 31, 1996        March 31, 1995
                                                 --------------        --------------
INCOME STATEMENT DATA
  Net revenue                                        $ 27,623              $ 26,088
  Net income                                            7,223                 2,687
  Company's equity in the earnings of DHHS              3,973                 1,478

                                                 March 31, 1996       December 31, 1995
                                                 --------------       -----------------
BALANCE SHEET DATA
  Current assets                                     $ 38,095              $ 39,008
  Non-current assets                                   56,226                55,854
  Current liabilities                                  12,258                19,980
  Non-current liabilities                                  15                    57
  Partners' equity                                     82,048                74,825


NOTE 3 -- LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Long-term debt and capital lease obligations consisted of the following at March 31, 1996 and December 31, 1995 (dollars in thousands):

                                                                     March 31,           December 31,
                                                                       1996                  1995
                                                                   -----------           ------------
 Revolving Loan                                                    $    66,200            $   47,700
 11%  Senior Subordinated Notes,  net of discount (face amount of
  $98,705 and $99,089 at March 31, 1996 and December 31, 1995,
  respectively)                                                         98,076                98,447
 Health Care REIT, Inc.                                                 10,908                11,120
 Other notes payable and capital lease obligations                       8,862                 7,647
                                                                   -----------            ----------
      Total debt and capital lease obligations                         184,046               164,914
 Less current portion                                                   (2,834)               (2,467)
                                                                   -----------            ----------
      Total long-term debt and capital lease obligations           $   181,212            $  162,447
                                                                   ===========            ==========


The Company is subject to various loans, notes and mortgages that contain restrictive covenants which include, among others, restrictions on additional indebtedness, the payment of dividends and other distributions, the repurchase of common stock and related securities under certain circumstances, and the requirement to maintain certain financial ratios. The Company was in compliance with or has obtained permanent waivers for all loan covenants to which it was subject at March 31, 1996 and December 31, 1995.

CHAMPION HEALTHCARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)


NOTE 4 -- ACQUISITIONS

Jordan Valley Hospital

On March 1, 1996, the Company acquired Jordan Valley Hospital ("Jordan") from Columbia/HCA Healthcare Corporation ("Columbia"). Jordan is a 50 bed acute care hospital located in West Jordan, Utah, a suburb of Salt Lake City. Jordan was acquired in exchange for Autauga Medical Center, an 85 bed acute care hospital, and Autauga Health Care Center, a 72 bed skilled nursing facility, both in Prattville, Alabama, plus preliminary cash consideration paid to Columbia of approximately $10,750,000. Cash consideration included approximately $3,750,000 for certain net working capital components, which are subject to adjustment and final settlement by the parties, and reimbursement of certain capital expenditures made previously by Columbia. The transaction did not result in a gain or loss. The Alabama facilities were acquired as part of the Company's acquisition of AmeriHealth, Inc. on December 6, 1994.

The following selected unaudited pro forma financial information for the three months ended March 31, 1996 and 1995, assumes that the acquisition of Jordan and Salt Lake Regional Medical Center ("SLRMC") occurred on January 1, 1995. The Company acquired SLRMC on April 13, 1995. The pro forma financial information does not purport to be indicative of the results that actually would have been obtained had the operations been combined during the periods presented, and is not intended to be a projection of future results or trends.

                                                     Three months ended
                                                          March 31,
                                                    1996              1995
                                                    ----              ----
                                               (Dollars in thousands, except
                                                      per share data)
Net revenue                                    $      51,919    $      49,353
                                               =============    =============
Net income                                     $       1,268    $       1,313
                                               =============    =============
Income (loss) applicable to common stock       $       1,219    $        (176)
                                               =============    =============
Income (loss) per common share:

   Primary                                     $        0.09    $       (0.04)
                                               =============    =============
   Fully diluted                               $        0.07              N/A
                                               =============
Weighted average number of common shares
  outstanding:
     Primary                                          12,835            4,228
                                               =============    =============
     Fully diluted                                    18,184              N/A
                                               =============

NOTE 5 -- INCOME PER SHARE

Primary income per common and common equivalent share is calculated by dividing the income attributable to common stock (net income less preferred stock dividend requirements and accretion of preferred stock issuance costs) by the weighted average number of common and common equivalent shares outstanding during each period, assuming the exercise of all stock options and warrants, when dilutive, with an exercise price less than the average market price of the common stock using the treasury stock method. The fully diluted income per share computation for the quarter ended March 31, 1996, assumed the conversion of 2,608,176 shares of convertible preferred stock into a weighted average of 5,216,027 common shares, and that no preferred dividends on the preferred stock
were provided (See Note 6).   Fully diluted income per share was not presented
for the quarter ended March 31, 1995, due to the anti-dilutive effect of such calculation.

CHAMPION HEALTHCARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)


NOTE 5 -- INCOME PER SHARE -- CONTINUED

The weighted average number of shares used in computing income (loss) per share are as follows:

                             Three Months Ended
                                  March 31,
                            1996            1995
                         --------------------------
Primary                  12,835,211       4,227,975
                         ==========       =========

Fully Diluted            18,183,900          N/A
                         ==========

NOTE 6 -- CUMULATIVE CONVERTIBLE REDEEMABLE PREFERRED STOCK

At March 31, 1996, the Company had outstanding 2,608,176 shares of Series C and D Cumulative Convertible Redeemable Preferred Stock (collectively, "Preferred Stock") which were convertible into 5,216,352 shares of common stock. The Company's Certificate of Incorporation, as amended, certain preferred stock purchase agreements, and its Senior and other debt agreements prohibit or place limitations on the payment of cash dividends to holders of preferred and common stock. Effective December 31, 1995, the Company and its Preferred shareholders entered into the 1995 Recapitalization Agreement that, among other things, eliminated the accrual of future dividends on its outstanding Preferred Stock.

NOTE 7 -- INCOME TAXES

The income tax provision recorded for the quarters ended March 31, 1996 and 1995 differs from the expected income tax provision due to permanent differences, the provision for state income taxes and the realization of net deferred tax assets.

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

NOTE 9 -- SUBSEQUENT EVENT

Effective April 12, 1996, the Company executed a definitive Agreement and Plan of Merger (the "Merger Agreement") with Paracelsus Healthcare Corporation, a privately held California corporation ( "Paracelsus") and PC Merger Sub., Inc., a newly formed Paracelsus subsidiary. The Merger Agreement provides for, among other things, the merger of PC Merger Sub., Inc. with and into the Company (the "Merger"). Each share of the Company's common stock will convert into one share of Paracelsus common stock, and each share of the Company's Preferred Stock will convert into two shares of Paracelsus common stock. Dr. Manfred George Krukemeyer, currently the Chairman of the Board and sole shareholder of Paracelsus, and members of Paracelsus management will own approximately 60% of the Company, and current Company security holders will own approximately 40% of Paracelsus common stock on a fully diluted basis. The consummation of the Merger is conditioned upon, among other things, Dr. Krukemeyer entering into a shareholder agreement (the "Shareholder Agreement") with Paracelsus to be effective at the time of the Merger. The Shareholder Agreement will, among other things, set forth

CHAMPION HEALTHCARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)


NOTE 9 -- SUBSEQUENT EVENT -- CONTINUED

(i) restrictions on certain acquisitions and dispositions of Paracelsus voting securities, (ii) certain rights and obligations relating to board representation and (iii) certain rights of first refusal for Dr. Krukemeyer. The Shareholder agreement will also impose other customary standstill restrictions. The Merger is subject to a number of customary conditions including filings with the Securities and Exchange Commission, approval of the stockholders of the Company and Paracelsus, and antitrust filings. In the event that the Merger Agreement is terminated, under certain circumstances Paracelsus and the Company have agreed to pay a termination fee to the other.

Effective April 12, 1996, the Company and holders of its 11% Senior Subordinated Notes under agreements dated December 31, 1993, (the "Series D Notes") and May 1, 1995, (the "Series E Notes") and certain holders of its Preferred Stock entered into an Agreement in Contemplation of the Merger, that among other things provided (i) the parties thereto holding shares of Preferred Stock agreed to vote their Preferred Shares for the Merger, (ii) the holders of the Series D Notes agreed among other things (a) to waive any rights to cause the Company to purchase from such holders the Series D Notes in the event of a change in control caused by the Merger and (b) surrender their Series D Notes for prepayment at a premium depending upon the year of prepayment, and (iii) the holder of the Series E Notes agreed among other things (x) to waive any rights to cause the Company to purchase from such holders the Series E Notes in the event of a change in control caused by the Merger and (y) to surrender their Series E Notes for prepayment at a premium depending upon the year of such prepayment and upon whether warrants to purchase Company common stock are surrendered in connection with such prepayment.

Pursuant to the 1995 Recapitalization Agreement entered into by the Company and certain of its security holders effective December 31, 1995, the Company agreed to reduce the exercise prices of one series of 680,104 warrants from $5.90 to $5.25 per share and two series totaling 2,447,670 warrants from $9.00 to $7.00 per share until May 13, 1996, after which the exercise prices revert to their prior amounts. As of May 13, 1996, warrants have been exercised to purchase approximately 2,370,000 shares of common stock, resulting in cash proceeds to the Company of approximately $8,715,000 and the tender of approximately $4,840,000 in Company subordinated notes in lieu of cash.

On January 31, 1996, the Company entered into a letter of intent to sell the 149 bed Lakeland Regional Hospital in Springfield, MO, to Columbia/HCA Healthcare Corporation in exchange for the 100 bed Poplar Springs Hospital in Petersburg, VA. Both facilities are psychiatric hospitals. On May 6, 1996, the Company and Columbia mutually agreed to terminate this transaction.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SIGNIFICANT ACQUISITIONS

Because of the financial impact of the Company's acquisitions, it is difficult to make meaningful comparisons between the Company's financial statements for the fiscal periods presented. Furthermore, each additional hospital acquisition can have a significant impact on the Company's overall financial performance. After acquiring a hospital, the Company attempts to implement various operating efficiencies and cost cutting strategies, including staffing adjustments. The Company may also incur significant additional costs to expand the hospital's services and improve its market position. The Company can give no assurance that these investments and other activities will result in significant increases in revenue or reductions in costs at the acquired facility. Consequently, the financial performance of an acquired hospital may adversely affect the Company's operating results in the near-term. The Company believes this effect will be mitigated as additional hospitals are acquired.

RESULTS OF OPERATIONS

Quarter Ended March 31, 1996 Compared to Quarter Ended March 31, 1995

The Company reported net income of $1,393,000 for the quarter ended March 31, 1996, compared to net income of $177,000 for the first quarter of 1995. For the quarter ended March 31, 1996, after deducting approximately $49,000 for accretion of preferred stock issuance costs, the Company reported primary income per share of $0.10, compared to a loss per share of $0.31 for the quarter ended March 31, 1995. The loss for 1995 included a deduction of approximately $1,489,000 for non-cash preferred stock dividend requirements and accretion of issuance costs. On a fully diluted basis, the Company reported net income per share of $0.08 for the quarter ended March 31, 1996. Fully diluted income per share was not presented for the quarter ended March 31, 1995, due to the anti-dilutive effect of such calculation.

Income before income taxes for the quarter ended March 31, 1996, includes approximately $3,973,000 attributable to the Company's equity in the earnings of DHHS, compared to approximately $1,478,000 for the same period a year earlier, or an increase of 168.8%. The increase was due to (i) an $1,535,000, or 5.9%, increase in DHHS net revenue for the quarter ended March 31, 1996, as compared to the same period a year earlier, primarily as a result of an expanded and improved service mix and (ii) a $3,175,000, or 14.1%, decrease in current period operating expenses as compared to the prior period. The reduction in operating expenses is due primarily to the elimination of duplicative services and overhead costs, and reflects the Company's ongoing efforts to integrate the operations of the two hospitals that comprise DHHS.

The Company had net revenue of $50,681,000 for the quarter ended March 31, 1996, compared to $28,727,000 for same period in 1995, an increase of $21,954,000 or 76.4%. The increase was due primarily to the Company's acquisition of the 200 bed SLRMC in April 1995, the acquisition of home healthcare operations in June 1995 and January 1996, and the commencement of operations at the 101 bed Westwood Medical Center ("WMC") in October 1995. WMC replaced the 60 bed Physicians and Surgeons Hospital located in Midland, Texas, which the Company had acquired in 1993.

The Company's operations are labor intensive with salaries and benefits comprising the single largest item in operating expenses. Salaries and benefits increased 72.4% to $22,006,000 for the quarter ended March 31, 1996, compared to $12,762,000 in 1995, primarily as a result of the Company's acquisition of SLRMC, and the acquisition of home health care operations. As a percent of net revenue, salaries and benefits were 43.4% and 44.4% for the quarters ended March 31, 1996 and 1995, respectively. The decline in salaries and benefits as a percent of net revenue reflects the Company's ongoing efforts to implement various operating efficiencies and cost cutting measures at its hospitals.

The major components of other operating and administrative expenses were professional fees, taxes (other than income), insurance, utilities and other services. Other operating and administrative expenses increased by 76.2% to $19,232,000 for the quarter ended March 31, 1996, compared to $10,913,000 in 1995, once again due to the Company's acquisition of SLRMC and the start up of WMC. As a percent of net revenue, other operating and administrative expenses were substantially unchanged at 37.9% and 38.0% for the quarters ended March 31, 1996 and 1995, respectively.

Provision for bad debts was $3,670,000 for the quarter ended March 31, 1996, or 7.4% of net patient service revenue, compared to $2,073,000, or 7.5% for the same period in 1995.

Interest expense increased to $4,587,000 in the first quarter of 1996 compared to $2,630,000 for the comparable period in 1995, due principally to (i) the increase in amounts outstanding under the Company's senior bank credit facility as a result of its acquisition of SLRMC and Jordan Valley Hospital, and (ii) the issuance of $35,000,000 of 11% Senior Subordinated Notes on June 12, 1995. The increase in interest expense was offset, in part, by a decline in the interest rate applicable to the Company's senior bank credit facility (a weighted average of approximately 8.71% and 9.12% for the quarters ended March 31, 1996 and 1995, respectively.)

Depreciation and amortization expense was $3,016,000 in 1996 compared to $1,532,000 in 1995, an increase of $1,484,000 or 96.9%. This increase is due primarily to the Company's acquisition of SLRMC and the completion of construction at WMC, as well as the Company's ongoing capital improvement programs at its existing hospitals.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $5,670,000 at March 31, 1996. The Company also had $33,351,000 available under its senior secured bank credit facility, subject to certain limitations.

The Company had a cash deficit from operations of approximately $5,566,000 for the quarter ended March 31, 1996, due primarily to working capital requirements. Cash flows from operations have not contributed significantly to the Company's liquidity in the past, due principally to its strategy of acquiring under performing hospitals. The Company seeks to improve cash flows at its acquired facilities through the implementation of improved operating efficiencies over time. However, there can be no assurance that the Company's efforts will be successful, nor can it give any assurance that these improvements, if achieved, will result in increased cash flows from operations.

For the quarter ended March 31, 1996, the Company expended approximately $2,697,000 for routine capital expenditures and approximately $768,000 for principal payments on long-term debt and capitalized lease obligations. Additionally, the Company borrowed approximately $18,512,000 under its senior secured bank credit facility during the quarter ended March 31, 1996, primarily to finance the acquisition of Jordan Valley Hospital and to fund working capital requirements.

The Company anticipates that existing cash, amounts available under its senior secured bank credit facility and internally generated cash flows will be sufficient to fund capital expenditures, debt service and working capital requirements through the foreseeable future. The Company intends to acquire additional acute care and specialty facilities, home health care providers and physician practices and is actively pursuing several of such acquisitions. However, depending upon the individual circumstances, the Company will likely require additional debt or equity financing as it pursues its acquisition strategy.

On March 1, 1996, the Company acquired Jordan Valley Hospital from Columbia/HCA Healthcare Corporation. Jordan is a 50 bed acute care hospital located in West Jordan, Utah, a suburb of Salt Lake City. Jordan was acquired in exchange for Autauga Medical Center, an 85 bed acute care hospital, and Autauga Health Care Center, a 72 bed skilled nursing facility, both in Prattville, Alabama, plus preliminary cash consideration paid to Columbia of approximately $10,750,000. Cash consideration included approximately $3,750,000 for certain net working capital components, which are subject to further adjustment and final agreement by the parties, and reimbursement for certain capital expenditures made previously by Columbia. The transaction did not result in a gain or loss.

SUBSEQUENT EVENT

Effective April 12, 1996, the Company executed a definitive Agreement and Plan of Merger with Paracelsus Healthcare Corporation, a privately held California corporation. See "Note 9 -- Subsequent Event" for a discussion of the terms of the Merger Agreement.

Pursuant to the 1995 Recapitalization Agreement entered into by the Company and certain of its security holders effective December 31, 1995, the Company agreed to reduce the exercise prices of one series of 680,104 warrants from $5.90 to $5.25 per share and two series totaling 2,447,670 warrants from $9.00 to $7.00 per share until May 13, 1996, after which the exercise prices revert to their prior amounts. As of May 13, 1996, warrants have been exercised to purchase approximately 2,370,000 shares of common stock, resulting in cash proceeds to the Company of approximately $8,715,000 and the tender of approximately $4,840,000 in Company subordinated notes in lieu of cash.

INFLATION

The health care industry is labor intensive. Wages and other expenses are subject to rapid escalation, especially during periods of inflation and labor shortages in the marketplace. In addition, suppliers attempt to pass along increases in their costs by charging the Company higher prices. In general, the Company's revenue increases through price increases or changes in reimbursement levels have not kept up with cost increases. In light of cost containment measures imposed by government agencies, private insurance companies and managed-care plans, the Company is likely to experience continued pressure on operating margins in the future.

PART II.    OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                 Disclosure required under this Item with respect to the Registrant's Special Meeting of Stockholders on February 12, 1996, was reported previously in the Registrant's Form 10-K for the year ended December 31, 1995, filed March 26, 1996, under Item 4. Submission of Matters to a Vote of Security Holders.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

(a)              Exhibits

                 11 Statement Re:  Computation of Per Share Earnings

                 27 Financial Data Schedule

(b)              Reports on Form 8-K

                 During the quarter for which this report on Form 10-Q is filed, the Company filed a report on Form 8-K dated March 1, 1996, reporting the acquisition of Jordan Valley Hospital under Item 2. Acquisition or Disposition of Assets. Disclosures required under Item 7. Financial Statements and Exhibits have been previously reported in the Company's
                 Schedule 14A Definitive Proxy dated January 22, 1996.

                                   SIGNATURE


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





                                       Champion Healthcare Corporation
                                       -----------------------------------------
                                               (Registrant)


Date:  May  14, 1996             By:   /S/ James G. VanDevender
                                       -----------------------------------------
                                       James G. VanDevender
                                       Executive Vice President, Chief Financial
                                       Officer and Director

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                    DESCRIPTION
- -------                   -----------
 11                       Statement Re:  Computation of Per Share Earnings

 27                       Financial Data Schedule