Form 10-Q
period 1996-06-30
CHAMPION HEALTHCARE CORP /TX/
filed 1996-08-14
CIK 721601

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934



                        For quarter ended June 30, 1996

                         Commission file number 0-11851


                        Champion Healthcare Corporation
             (Exact name of registrant as specified in its charter)


                 Delaware                              59-2283872
      -------------------------------            ----------------------
      (State or other jurisdiction of               (I.R.S. Employer
      incorporation or organization)             Identification Number)


        515 W. Greens Road, Suite 800, Houston, Texas           77067
        ---------------------------------------------         ---------
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

                                Yes  X   NO
                                    ----    ----


Common stock, par value $.01 per share: 14,457,331 shares outstanding as of August 9, 1996.

                        CHAMPION HEALTHCARE CORPORATION
                                    FORM 10Q

                                     INDEX


                                                                                                       Page
                                                                                                      Number
                                                                                                      ------
PART I.   FINANCIAL INFORMATION
Item 1.  Financial Statements

                Condensed consolidated balance sheet (unaudited) --
                  As of June 30, 1996 and December 31, 1995 . . . . . . . .  . . . . . . . . . . .      2

                Condensed consolidated statement of operations (unaudited) --
                  Three and Six Months Ended June 30, 1996 and 1995 . . . .  . . . . . . . . . . .      3

                Condensed consolidated statement of cash flows (unaudited) --
                  Three and Six  Months Ended June 30, 1996 and 1995   . . . . . . . . . . . . . .      4

                Notes to condensed consolidated financial statements   . . . . . . . . . . . . . .      5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . .      8

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . . .     11

Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     11

SIGNATURE. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     13

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        CHAMPION HEALTHCARE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                   (Dollars in thousands, except share data)
                                  (Unaudited)

                                                                                       JUNE 30,          DECEMBER 31,
                                                                                         1996               1995
                                                                                      ---------          ------------

         ASSETS
         Current assets:
           Cash and cash equivalents                                                  $   13,273         $     7,583
           Patient accounts receivable, net of allowance for
             doubtful accounts                                                            34,725              33,262
           Supplies                                                                        3,906               3,470
           Other current assets                                                            7,741               6,264
                                                                                      ----------         -----------
              Total current assets                                                        59,645              50,579

         Property and equipment                                                          182,014             169,115
           Less: Accumulated depreciation and amortization                               (14,272)            (10,733)
                                                                                      ----------         -----------
              Net property and equipment                                                 167,742             158,382

         Investment in Dakota Heartland Health System                                     52,469              48,145
         Other assets                                                                     34,983              34,154
                                                                                      ----------         -----------
         Total assets                                                                 $  314,839         $   291,260
                                                                                      ==========         ===========
         LIABILITIES AND STOCKHOLDERS' EQUITY

         Current liabilities:
           Current portion of long-term debt and capital lease obligations            $    2,581         $     2,467
           Accounts payable                                                               10,216              13,952
           Other current liabilities                                                      22,045              24,319
                                                                                      ----------         -----------
              Total current liabilities                                                   34,842              40,738

         Long-term debt and capital lease obligations                                    175,710             162,447
         Other long-term liabilities                                                      10,135              10,177
         Redeemable preferred stock                                                       46,127              46,029

         Stockholders' equity:
           Common stock, $.01 par value:
              Authorized - 25,000,000 shares, 14,425,493 and 11,868,230
              shares issued and outstanding at June 30, 1996
              and December 31, 1995, respectively                                            144                 119
           Common stock subscribed, 80,000 shares at June 30, 1996
              and December 31, 1995, respectively                                             40                  40
           Common stock subscription receivable                                              (40)                (40)
           Paid in capital                                                                61,403              47,643
           Accumulated deficit                                                           (13,522)            (15,893)
                                                                                      ----------         -----------
              Total stockholders' equity                                                  48,025              31,869

         Total liaibilities and stockholders' equity                                  $  314,839         $   291,260
                                                                                      ==========         ===========



           See notes to condensed consolidated financial statements.

                        CHAMPION HEALTHCARE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                 (Dollars in thousands, except per share data)
                                  (Unaudited)

                                                                  THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                        JUNE 30,                             JUNE 30,
                                                               ---------------------------         -----------------------------
                                                                 1996              1995              1996               1995
                                                               ---------         ---------         ----------         ----------
 Net patient service revenue                                   $  50,070         $  41,936         $   99,968         $   69,561
 Other revenue                                                       742             1,383              1,525              2,485
                                                               ---------         ---------         ----------         ----------

 Net revenue                                                      50,812            43,319            101,493             72,046
                                                               ---------         ---------         ----------         ----------

 Cost and expenses:
   Salaries and benefits                                          21,687            18,498             43,693             31,260
   Other operating expenses                                       18,617            17,403             37,849             28,316
   Provision for bad debts                                         3,216             3,680              6,886              5,753
   Interest                                                        4,577             3,287              9,164              5,917
   Depreciation and amortization                                   3,274             2,082              6,290              3,614
   Equity in earnings of Dakota Heartland Health System           (3,789)           (2,267)            (7,762)            (3,745)
   Merger costs                                                    1,122                 -              1,122                 -
                                                               ---------         ---------         ----------         ----------
  Total costs and expenses                                        48,704            42,683             97,242             71,115
                                                               ---------         ---------         ----------         ----------
 Income before income taxes and extraordinary loss                 2,108               636              4,251                931

 Provision (benefit) for income taxes                              1,130              (193)             1,880                (75)
                                                               ---------         ---------         ----------         ----------
 Income before extraordinary loss                                    978               829              2,371              1,006

 Extraordinary loss on early
      extinguishment of debt                                           -            (1,118)                 -             (1,118)
                                                               ---------         ---------         ----------         ----------
 Net income (loss)                                             $     978         $    (289)        $    2,371         $     (112)
                                                               =========         =========        ===========         ==========
 Income (loss) applicable to common stock                      $     929         $  (1,778)        $    2,273         $   (3,092)
                                                               =========         =========        ===========         ==========
 Income (loss) per common share:

 Primary -
      Before extraordinary loss                                $    0.06         $   (0.16)        $     0.16         $    (0.47)
      Extraordinary loss                                               -             (0.26)                 -              (0.26)
                                                               ---------         ---------         ----------         ----------

                                                               $    0.06         $   (0.42)        $     0.16         $    (0.73)
                                                               =========         =========        ===========         ==========

 Fully Diluted -
      Before extraordinary loss                                $    0.05               n/a        $      0.12                n/a
      Extraordinary loss                                               -               n/a                  -                n/a
                                                               ---------         ---------         ----------         ----------
                                                               $    0.05               n/a        $      0.12                n/a
                                                               =========         =========        ===========         ==========

 Weighted average common  and common
      equivalent shares outstanding:
      Primary                                                     14,720             4,244             13,778              4,236
      Fully Diluted                                               19,993               n/a             19,089                n/a







           See notes to condensed consolidated financial statements.

                        CHAMPION HEALTHCARE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)
                                  (Unaudited)

                                                                                                  SIX MONTHS ENDED
                                                                                                      JUNE 30,
                                                                                                      --------
                                                                                               1996                  1995
                                                                                             ----------           -----------
 Operating activities:
   Net income                                                                                $    2,371           $      (112)
   Equity in Dakota Heartland Health System's earnings, net of partnership
     distributions                                                                               (4,324)               (3,745)
   Non-cash expenses and changes in operating assets and liabilities                               (194)               11,383
                                                                                             ----------           -----------

         Net cash provided by (used in) operating activities                                     (2,147)                7,526
                                                                                             ----------           -----------

 Investing activities:
   Additions to property and equipment, net of disposition                                       (5,937)              (17,389)
   Purchase of facilities                                                                       (10,746)              (58,768)
   Investment in Dakota Heartland Health System                                                      -                 (2,000)
   Other                                                                                           (624)               (1,252)
                                                                                             ----------           -----------

         Net cash used in investing activities                                                  (17,307)              (79,409)
                                                                                             ----------           -----------

 Financing activities:
   Proceeds from exercise of stock warrants and options                                           9,034                   696
   Proceeds from issuance of long-term debt                                                      29,900               117,905
   Payments on long-term debt and capital lease obligations                                     (13,489)              (93,096)
   Release of restricted funds                                                                        -                 5,000
   Other                                                                                           (301)                    -
                                                                                             ----------           -----------


         Net cash provided by financing activities                                               25,144                30,505
                                                                                             ----------           -----------

 Increase (decrease) in cash and cash equivalents                                                 5,690               (41,378)
 Cash and cash equivalents at beginning of year                                                   7,583                48,424
                                                                                             ----------           -----------

 Cash and cash equivalents at end of period                                                  $   13,273           $     7,046
                                                                                             ==========           ===========





           See notes to condensed consolidated financial statements.

                        CHAMPION HEALTHCARE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1  -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company's business is seasonal in nature and subject to general economic conditions and other factors. Accordingly, operating results for the quarterly period and six months ended June 30, 1996, are not indicative of the results that may be expected for the year ended December 31, 1996. These financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1995, included in the Company's Annual Report on Form 10-K, as amended, for such period.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Company's adoption of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long- Lived Assets and for Long-Lived Assets to be disposed of" on January 1, 1996 did not have a material effect on its financial statements.

NOTE 2 -- PARACELSUS MERGER

On August 9, 1996, the Company's stockholders, at a special meeting of stockholders (the "Special Meeting"), adopted and approved an Amended and Restated Agreement and Plan of Merger dated May 29, 1996 (the "Merger Agreement") between the Company and Paracelsus Healthcare Corporation ("Paracelsus"), pursuant to which a wholly owned subsidiary of Paracelsus will be merged into the Company, resulting in the Company becoming a wholly owned subsidiary of Paracelsus. The Company expects the merger to be consummated on or about August 16, 1996, after satisfying certain other terms and conditions of the Merger Agreement. The Company expensed approximately $1.1 million in merger costs during the second quarter of 1996.

Upon the consummation of the merger, each share of the Company's common stock and preferred stock will convert into one share and two shares of Paracelsus' common stock, respectively. Dr. Manfred George Krukemeyer, currently the Chairman of the Board and sole shareholder of Paracelsus, and members of Paracelsus' management will own approximately 60% of the combined company, with current Company's security holders owning the remaining 40% .

NOTE 3 -- FINANCIAL INFORMATION OF EQUITY AFFILIATE

The Company, through a wholly owned subsidiary, owns 50% of a partnership operated as Dakota Heartland Health System ("DHHS"). DHHS owns and operates two general acute care hospitals with a total of 341 beds in Fargo, North Dakota. The Company accounts for its investment in DHHS under the equity method. The following table summarizes certain income statement information of DHHS (in thousands).

                         THREE MONTHS ENDED JUNE 30    SIX MONTHS ENDED JUNE 30
                         --------------------------    ------------------------
                           1996             1995         1996            1995
                           ----             ----         ----            ----
     Net revenue         $ 27,581        $  27,577     $ 55,204        $ 53,665
     Operating margin       7,938            5,096       16,258           8,719
     Net income             6,890            4,123       14,113           6,810

                        CHAMPION HEALTHCARE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 4 -- LONG-TERM DEBT

On April 12, 1996, in contemplation of the merger between the Company and Paracelsus, holders of the Company's 11% Senior Subordinated Notes (the "Notes") entered into an agreement with the Company, among other things, to (i) waive any rights to cause the Company to purchase the Notes from such holders as a result of a change in control caused by the merger and (ii) tender the Notes to the Company for prepayment at certain specified premium amounts.

NOTE 5 -- ACQUISITIONS

On March 1, 1996, the Company acquired the 50-bed Jordan Valley Hospital ("Jordan") in West Jordan, Utah, from Columbia/HCA Healthcare Corporation ("Columbia"). In exchange, Columbia received the Company's 85-bed Autauga Medical Center and adjacent skilled nursing facility in Prattville, Alabama, plus approximately $10,750,000 in cash. Cash consideration included approximately $3,750,000 for a net working capital differential, which is subject to final settlement, and reimbursement of certain capital expenditures made previously by Columbia.

The following unaudited pro forma consolidated results of operations for the six months ended June 30, 1996 and 1995, assumes that the acquisition of Jordan and Salt Lake Regional Medical Center ("SLRMC"), which was acquired on April
13, 1995, occurred on January 1, 1995.    The pro forma financial information
does not purport to be indicative of the results that would have been attained had the transactions described above occurred on January 1, 1995.

                                                         SIX MONTHS ENDED
                                                         ----------------
                                                               JUNE 30
                                                               -------
                                                        1996            1995
                                                      ---------       ---------
                                                         (Dollars in thousands,
                                                          except per share data)
         Net revenue                                   $102,731         $97,890
         Income before extraordinary loss                 2,291           2,031
         Net income                                       2,291             913
         Income (loss) applicable to common stock         2,193          (2,067)

         Income (loss) per common share:
            Primary-
                Before extraordinary loss              $   0.16         $ (0.23)
                Extraordinary loss                            -           (0.26)
                                                      ---------         -------
                                                       $   0.16         $ (0.49)
                                                      =========         =======
            Fully diluted-
                Before extraordinary loss             $    0.12             n/a
                Extraordinary loss                            -             n/a
                                                      ---------         -------
                                                      $    0.12             n/a
                                                      =========         =======

                        CHAMPION HEALTHCARE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 6 -- INCOME LOSS PER SHARE

Primary income (loss) per common share is computed by dividing income (loss) applicable to common stock (net income less preferred stock dividend requirements and accretion of preferred stock issuance costs) by the weighted average number of common and common equivalent shares outstanding. Fully diluted income (loss) per common share is computed by dividing net income
(loss) by the weighted average number of common and common equivalent shares outstanding, including additional shares of common stock resulting from the assumed conversion of shares of convertible preferred stock.

NOTE 7 -- STOCKHOLDERS' EQUITY

During the six months ended June 30, 1996, warrants were exercised to purchase approximately 2,458,000 shares of common stock, resulting in cash proceeds to the Company of approximately $8,717,000 and the tender of approximately $4,895,000 of the Notes in lieu of cash.

At the Special Meeting held on August 9, 1996, the Company's stockholders approved certain amendments to the various stock option plans. With respect to the Directors' Stock Option Plan, the authorized shares for issuance was increased from 60,000 to 100,000. The plan provisions now allow options held by directors whose services cease after a merger of the Company to remain exercisable until the date specified in such options, rather than expiring 90 days following such merger. With respect to the Selected Executive Stock Option Plan No. 5, the plan was amended to allow stock options or rights granted thereunder to be assumed by the surviving company to a merger or consolidation with the Company. With respect to certain stock option agreements between the Company and each of Messrs. Charles R. Miller and James
G. VanDevender, a cashless exercise procedure was added to allow the Company to withhold shares issuable upon exercise of options outstanding thereunder as a means for such option holder to pay the option exercise price and/or any tax withholding obligations incurred upon such exercise.

NOTE 8 -- SUBSEQUENT EVENT

On July 23, 1996, the Company's common stock commenced trading on the New York Stock Exchange ("NYSE") under the symbol "CHC". Prior to that, its shares had been traded on the American Stock Exchange. Upon the consummation of the merger with Paracelsus (see Note 2), the Company will delist from the NYSE and cease to be a separate public reporting entity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PARACELSUS MERGER

On August 9, 1996, the Company's stockholders, at the Special Meeting, adopted and approved the Merger Agreement between the Company and Paracelsus, pursuant to which a wholly owned subsidiary of Paracelsus will be merged into the Company, resulting in the Company becoming a wholly owned subsidiary of Paracelsus. The Company expects the merger to be consummated on or about August 16, 1996, after satisfying certain other terms and conditions of the Merger Agreement. The Company expensed approximately $1.1 million in merger costs during the second quarter of 1996.

Upon the consummation of the merger with Paracelsus, the Company will cease to be a separate public reporting entity and therefore will no longer file reports, proxy statements or other information with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 1996 COMPARED TO QUARTER ENDED JUNE 30, 1995

Net revenue for the three months ended June 30, 1996 was $50.8 million, an increase of $7.5 million, or 17.3%, over $43.3 million for the same period in 1995. The increase was primarily attributable to the acquisition of home health operations since June 1995, the incremental contribution of the 101-bed Westwood Medical Center ("WMC") in Midland, Texas, which replaced the Company's then existing hospital in that market in October 1995, and the incremental contribution of the 50-bed Jordan in West Jordan, Utah, which was acquired in exchange for the Company's acute care hospital and related skilled nursing facility in Prattville, Alabama, in March 1996.

Expressed as a percentage of net revenue, operating expenses (salaries and benefits, other operating expenses and provision for bad debt, excluding merger costs) decreased from 91.4% in the second quarter of 1995 to 85.6% in the same period of 1996. This decrease was primarily attributable to management's focus on improving operating efficiency and the successful integration of hospitals acquired since April 1995.

Interest expense increased $1.3 million over the same period of 1995 due primarily to (i) an increase in amounts outstanding the Company's Senior Bank Credit Facility to finance the acquisition of Jordan and working capital requirements and (ii) the issuance of $35.0 million of 11% Senior Subordinated Notes on June 12, 1995.

Depreciation and amortization increased $1.2 million over the same period in 1995. This increase was primarily attributable to an incremental increase in depreciation expense recorded on WMC over the facility which it replaced and from purchases of medical equipment and facility improvements at existing hospitals.

The Company's equity in DHHS' earnings increased 67.1% from $2.3 million in 1995 to $3.8 million in 1996. The increase is primarily due to a reduction in operating expenses from the elimination of duplicate services and overhead costs, reflecting the Company's successful efforts in integrating the operations of the two hospitals comprising DHHS.

Income before income taxes and extraordinary loss for the quarter ended June 30, 1996 increased 231.4% to $2.1 million from $636,000 for the same period in 1995. Net income for 1996 increased $1.3 million to $978,000, compared to a net loss of $289,000 for 1995. Included in 1996 and 1995 net income were nonrecurring items consisting of merger costs of approximately $1.1 million in 1996 and an extraordinary loss from early extinguishment of debt of $1.1 million 1995. After deducting accretion of preferred stock issuance costs of $49,000 in 1996 and non-cash preferred stock dividends and accretion of issuance costs of $1.5 million in 1995, the Company reported primary income per share of $0.06 ($0.14 before merger costs) in 1996, compared to a loss per share of $0.42 ($0.16 before extraordinary loss) in 1995. On a fully diluted basis, income per share was $0.05 ($0.11 before merger costs) for the quarter ended June 30, 1996. Fully diluted loss per share was not presented for the quarter ended June 30, 1995 because the result was anti-dilutive.

The Company's effective income tax rate for the quarter ended June 30, 1996 was 53.6% as a result of incurring certain nondeductible merger costs.

SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995

Net revenue for the six months ended June 30, 1996 was $101.5 million, an increase of $29.4 million, or 40.9%, over $72.0 million for the same period in 1995. The increase was primarily attributable to the acquisition of SLRMC in April 1995 and home health operations since June 1995, and the incremental contributions of WMC and Jordan.

Expressed as a percentage of net revenue, operating expenses (salaries and benefits, other operating expenses and provision for bad debt, excluding merger costs) decreased from 90.7% in the six months ended June 30, 1995 to 87.1% in the same period in 1996. This decrease was primarily attributable to management's focus on improving operating efficiency and the successful integration of hospitals acquired since April 1995.

Interest expense increased $3.2 million over the same period in 1995 due primarily to (i) an increase in amounts outstanding the Company's Senior Bank Credit Facility to finance the acquisition of SLRMC and Jordan and working capital requirements and (ii) the issuance of $35.0 million of 11% Senior Subordinated Notes on June 12, 1995.

Depreciation and amortization increased $2.7 million over the same period of 1995. This increase was primarily attributable to an incremental increase in depreciation expense recorded on WMC over the facility which it replaced, the acquisition of SLRMC and from purchases of medical equipment and facility improvements at existing hospitals.

The Company's equity in DHHS' earnings increased 107.3% from $3.7 million in 1995 to $7.8 million in 1996. The increase is due to an $1.5 million or $2.9% increase in DHHS' net revenue for the six months ended June 30, 1996 as compared to the same period in 1995, as a result of additional services offered. The remaining increase was attributable to a reduction in operating expenses from the elimination of duplicate services and overhead costs, reflecting the Company's successful efforts in integrating the operations of the two hospitals comprising DHHS.

Income before income taxes and extraordinary loss for the six months ended June 30, 1996 increased 356.6% to $4.3 million from $931,000 for the same period in 1995. Net income for 1996 increased $2.5 million to $2.4 million, compared to a net loss of $112,000 for 1995. Included in 1996 and 1995 net income were nonrecurring items consisting of merger costs of approximately $1.1 million in 1996, and an extraordinary loss from the early extinguishment of debt of $1.1 million in 1995. After deducting accretion of preferred stock issuance costs of approximately $98,000 in 1996 and non- cash preferred stock dividends and accretion of issuance costs of $3.0 million in 1995, the Company reported primary income per share of $0.16 ($0.25 before merger costs) in 1996, compared to a loss per share of $0.73 ($0.47 before extraordinary loss) in 1995. On a fully diluted basis, income per share was $0.12 ($0.18 before merger costs) for the six months ended June 30, 1996. Fully diluted loss per share was not presented for the six months ended June 30, 1995 because the result was anti-dilutive.

LIQUIDITY AND CAPITAL RESOURCES

Cash deficit from operations was $2.1 million for the six months ended June 30, 1996, due primarily to (i) an increase in the Company's equity in DHHS' earnings, net of a partnership distribution and (ii) a decrease in accounts payable and accrued liabilities, primarily attributable to payments made during 1996 to third parties for Medicare and Medicaid accounts settlement, to employees for bonus earned during 1995 and to vendors and service providers for ongoing trade accounts. Such deficit was partially offset by earnings generated by the Company's consolidated operations. Cash used in investing activities consisted primarily of $10.7 million of cash paid to acquire Jordan in an exchange transaction in March 1996 (see Note 5) and $5.9 million in capital expenditures to purchase medical equipment and finance facility improvements. Cash provided by financing activities consisted primarily of (i) $17.9 million net borrowings under the Company's Senior Bank Credit Facility to finance the acquisition of Jordan and to fund other working capital requirements and (ii) $9.0 million received from the exercise of stock warrants and options, net of repayments in other long term debt.

Net working capital was $24.8 million at June 30, 1996, compared to $9.8 million at December 31, 1995. Total assets increased to $314.8 million at June 30, 1996, from $291.3 million at December 31, 1995. The Company's long term debt as a percentage of total capitalization was 78.5% at June 30, 1996, compared to 83.6% at December 31, 1995.

As of June 30, 1996, the Company had $33.8 million available under its Senior Bank Credit Facility, subject to certain restrictions, and $13.3 million of cash and cash equivalents to fund future capital expenditures, working capital requirements and debt service. Upon the consummation of the merger with Paracelsus, the Company anticipates that the outstanding balances under the Senior Bank Credit Facility, the 11% Senior Subordinated Notes and certain other indebtedness will be prepaid by the Company, using net proceeeds from certain pending securities offerings by Paracelsus.

REGULATORY MATTERS

Federal and state legislators continue to consider legislation that could significantly impact Medicare, Medicaid and other government funding of healthcare costs. Initiatives currently before Congress, if enacted, could significantly reduce payments under various government programs. The Company is unable to predict what legislation, if any, will be enacted at the Federal and state level in the future or what effect such legislation might have on the Company's financial position, results of operation or liquidity.

PART II.    OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Company's Special Meeting of Stockholders held on August 9, 1996, the stockholders approved the following:

         1. An Agreement and Plan of Merger, dated May 29, 1996 by and among the Company, Paracelsus and PC Merger Sub, Inc., a wholly owned subsidiary of Paracelsus, pursuant to which such subsidiary of Paracelsus will be merged into the Company, resulting in the Company becoming a wholly owned subsidiary of Paracelsus.

                                                          Votes
                                                          -----
                 For:                                     16,910,151
                 Against:                                    127,961
                 Abstain:                                      2,208
                 Broker nonvotes:                            157,059

         2. Certain amendments to the Champion Healthcare Corporation ("Champion") Directors' Stock Option Plan ("Directors' Plan"), the Champion Selected Executive Stock Option Plan No. 5 ("Selected Plan") and certain stock options between Champion and each of Messrs. Charles R. Miller and James G. VanDevender ("Founders' Plan"). The approval of the merger under Proposal No. 1 above is deemed to constitute approval of the amendments to the Directors' Plan and the Selected Plan. See voting results at 1 above. Voting results to adopt the Founders' Plan are as follows:

                                                    Votes
                                                    -----
                 For:                               16,966,141
                 Against:                              214,989
                 Abstain:                               16,249

                 The number of Broker nonvotes has been omitted because such nonvotes are disregarded in determining the total number of affirmative votes required for such matter's approval.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

(a)           Exhibits

              2.1(a)   Amended and Restated Agreement and Plan of Merger dated
                       as of May 29, 1996 by and among Paracelsus, Champion and
                       PC Merger Sub, Inc.
              11       Computation of Per Share Earnings
              27       Financial Data Schedule


              -----------------------------
              (a) Incorporated herein by reference to Annex A to Champion Healthcare Corporation Schedule 14A Definitive Proxy Statement dated July 19, 1996 for Special Meeting of Stockholders held on August 9, 1996.

(b)           Reports on Form 8-K

              The Company filed a Current Report on Form 8-K, dated April 12, 1996, reporting pursuant to Item 5 thereof, that the Company had entered into an Agreement and Plan of Merger (the "Merger Agreement"), with Paracelsus, pursuant to which, among other things, a wholly owned subsidiary of Paracelsus will be merged with and into the Company, with the Company becoming a wholly owned subsidiary of Paracelsus.

              The Company filed a Current Report on Form 8-K, dated May 29, 1996, reporting pursuant to Item 5 thereof, that the Merger Agreement as filed on a Current Report on Form 8-K, dated April 12, 1996, had been amended and restated for certain provisions as stated therein.

                                SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             Champion Healthcare Corporation
                                                       (Registrant)


Date:  August 14, 1996             By:  /s/ James G. VanDevender
                                       -------------------------------------
                                       James G. VanDevender
                                       Executive Vice President, Chief Financial
                                       Officer and Director

                              INDEX TO EXHIBITS



           Exhibit     Description
           -------     -----------

              2.1(a)   Amended and Restated Agreement and Plan of Merger dated
                       as of May 29, 1996 by and among Paracelsus, Champion and
                       PC Merger Sub, Inc.
              11       Computation of Per Share Earnings
              27       Financial Data Schedule


              -----------------------------
              (a) Incorporated herein by reference to Annex A to Champion Healthcare Corporation Schedule 14A Definitive Proxy Statement dated July 19, 1996 for Special Meeting of Stockholders held on August 9, 1996.